Form 10-Q
period 1996-03-31
SPIEKER PROPERTIES INC
filed 1996-05-15
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12528


                            SPIEKER PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                MARYLAND                                94-3185802
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)


  2180 SAND HILL ROAD, MENLO PARK, CA                      94025
(Address of principal executive offices)                 (Zip code)


                                 (415) 854-5600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

31,779,861 shares of Common Stock, $0.0001 par value as of May 7, 1996. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of May 7, 1996. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of May 7, 1996.

                            SPIEKER PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996

                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I.       FINANCIAL INFORMATION
Item 1. Financial Statements ..............................................................................    3


        Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 ............................    4
        Consolidated Statements of Operations for the Three Months Ended March 31, 1996
           and March 31, 1995..............................................................................    6
        Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1996...........    7
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996
           and March 31, 1995..............................................................................    8
        Notes to Consolidated Financial Statements ........................................................    9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  ............   15

PART II.      OTHER INFORMATION

Item 2. Changes in Securities..............................................................................   19
Item 6. Exhibits and Reports on Form 8-K ..................................................................   19
Signatures.................................................................................................   20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, Inc. ("the Company"):

(i)   consolidated balance sheets as of March 31, 1996 and December 31, 1995,

(ii) consolidated statements of operations for the three months ended March 31, 1996 and March 31, 1995,

(iii) consolidated statement of stockholders' equity for the three months ended March 31, 1996,

(iv) consolidated statements of cash flows for the three months ended March 31, 1996 and March 31, 1995, and

(v)   notes to consolidated financial statements.

The financial statements referred to above should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                            SPIEKER PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                                     ASSETS


                                                             March 31, 1996    December 31, 1995
                                                             --------------    -----------------
                                                              (unaudited)
INVESTMENTS IN REAL ESTATE:
  Properties:
  Land, land improvements and leasehold interests              $  318,638         $  303,157
  Buildings and improvements                                      797,486            756,734
  Construction in progress                                         49,933             38,980
                                                               ----------         ----------
                                                                1,166,057          1,098,871
  Less - Accumulated depreciation                                (126,194)          (124,612)
                                                               ----------         ----------
          Net investments in properties                         1,039,863            974,259
  Investments in mortgages                                         14,333                  -
                                                               ----------         ----------
          Net investments in real estate                        1,054,196            974,259


CASH AND CASH EQUIVALENTS                                          16,833              7,573

ACCOUNTS RECEIVABLE                                                 3,588              3,351

DEFERRED RENT RECEIVABLE                                            4,768              4,698

RECEIVABLE FROM RELATED PARTY                                         270                386

DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $9,107 and $9,586 as
  of March 31, 1996 and December 31, 1995, respectively            15,055             13,485

FURNITURE, FIXTURES AND EQUIPMENT, net                              1,769              1,678

PREPAID EXPENSES AND OTHER ASSETS                                   4,375              6,067
                                                               ----------         ----------
                                                               $1,100,854         $1,011,497
                                                               ==========         ==========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  March 31, 1996       December 31, 1995
                                                                                  --------------       -----------------
                                                                                  (unaudited)
DEBT:
   Unsecured notes                                                                 $   360,000             $  260,000
   Unsecured line of credit                                                              4,000                117,700
   Mortgage loans                                                                       61,696                112,702
                                                                                   -----------             ----------
      Total debt                                                                       425,696                490,402
                                                                                   -----------             ----------
ASSESSMENT BONDS PAYABLE                                                                12,489                 12,140
ACCOUNTS PAYABLE                                                                         3,223                  3,804
ACCRUED REAL ESTATE TAXES                                                                3,922                    506
ACCRUED INTEREST                                                                         7,255                  2,510
UNEARNED RENTAL INCOME                                                                   4,939                  6,972
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                     18,638                 15,588
OTHER ACCRUED EXPENSES AND LIABILITIES                                                  11,995                 12,202
                                                                                   -----------             ----------
      Total liabilities                                                                488,157                544,124
                                                                                   -----------             ----------

MINORITY INTERESTS                                                                      46,394                 47,526
                                                                                   -----------             ----------
COMMITMENTS AND CONTINGENCIES                                                                 -                     -

STOCKHOLDERS' EQUITY:
   Series A Preferred Stock: cumulative, convertible, $.0001 par value,
     1,000,000 shares authorized, issued and outstanding, $25,000
     liquidation preference                                                             23,949                 23,949
   Series B Preferred Stock: cumulative, redeemable, $.0001 par value,
     5,000,000 shares authorized, 4,250,000 issued and outstanding,
     $106,250 liquidation preference                                                   102,064                102,064
   Common Stock: $.0001 par value, 660,500,000 shares authorized,
     31,773,361 and 26,724,024 shares issued and outstanding as of
     March 31, 1996 and December 31, 1995, respectively                                      3                      3
   Class B Common Stock: $.0001 par value, 2,000,000 shares authorized,
     issued and outstanding                                                                  -                      -
   Class C Common Stock: $.0001 par value, 1,500,000 shares authorized,
     1,176,470 issued and outstanding as of March 31, 1996                                   -                      -
   Excess Stock: $.0001 par value per share, 330,000,000 shares authorized,
     no shares issued or outstanding                                                         -                      -
   Additional paid-in capital                                                          441,042                303,320
   Deferred compensation                                                                  (755)                  (652)
   Retained earnings (deficit)                                                               -                 (8,837)
                                                                                   -----------             ----------
      Total stockholders' equity                                                       566,303                419,847
                                                                                   -----------             ----------

                                                                                   $ 1,100,854             $1,011,497
                                                                                   ===========             ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                (dollars in thousands, except per share amounts)
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                   ------------------
                                                                        March 31
                                                                        --------
                                                                   1996           1995
REVENUE:                                                           ----           ----
   Rental income                                               $  44,345       $  34,672
   Interest and other income                                         823             609
                                                               ---------       ---------
                                                                  45,168          35,281
                                                               ---------       ---------
OPERATING EXPENSES:
   Rental expenses                                                 7,236           5,496
   Real estate taxes                                               3,446           2,845
   Interest expense, including amortization of finance costs       8,837          12,969
   Depreciation and amortization                                   8,538           7,379
   General and administrative and other expenses                   2,282           2,152
                                                               ---------       ---------
                                                                  30,339          30,841
                                                               ---------       ---------
      Income from operations before minority interests and
        extraordinary items                                       14,829           4,440
                                                               ---------       ---------
MINORITY INTERESTS' SHARE IN NET INCOME                           (2,061)           (960)
                                                               ---------       ---------
      Net income before extraordinary items                       12,768           3,480
EXTRAORDINARY ITEMS, net of minority interests of $25
   for the three months ended March 31, 1996                         125               -
                                                               ---------       ---------
      Net income                                                  12,893           3,480
                                                               ---------       ---------
PREFERRED DIVIDENDS:
      Series A Preferred Stock                                      (524)           (512)
      Series B Preferred Stock                                    (2,510)              -
                                                               ---------       ---------
      Net income available to Common Stockholders              $   9,859       $   2,968
                                                               =========       =========
INCOME PER SHARE OF COMMON STOCK:
   Income before extraordinary items                           $     .31       $     .14
   Extraordinary items, net of minority interests                      -               -
                                                               ---------       ---------
      Net income                                               $     .31       $     .14
                                                               =========       =========
DIVIDENDS AND DISTRIBUTIONS PER SHARE:
   Series A Preferred Stock                                    $     .52       $     .51
                                                               =========       =========
   Series B Preferred Stock                                    $     .59       $       -
                                                               =========       =========
   Common Stock, including Class B and Class C                 $     .49       $     .42
                                                               =========       =========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             (dollars in thousands)
                                  (UNAUDITED)

                                          Series A     Series B      Common      Class B      Class C       Common      Additional
                                         Preferred    Preferred      Stock        Common       Common      Stock Par     Paid-in
                                           Stock        Stock        Shares    Stock Shares  Stock Shares     Value       Capital
                                           -----        -----        ------    ------------  ------------     -----       -------
BALANCE AT DECEMBER 31, 1995              $ 23,949     $102,064   26,724,074     2,000,000            -     $      3      $303,320
  Common Stock Offering                          -            -    5,022,500             -            -            -       121,369
  Class C Common Stock Offering                  -            -            -             -    1,176,470            -        29,963
  Stock Options Exercised                        -            -        3,250             -            -            -            56
  Restricted Stock Grant                         -            -        8,000             -            -            -           200
  Non-Cash Compensation Merit Fund               -            -            -             -            -            -            25
  Conversion Of Operating Partnership
    Interests                                    -            -       15,537             -            -            -           386
  Amortization of Deferred Compensation          -            -            -             -            -            -             -
  Dividends Declared                             -            -            -             -            -            -       (18,333)
  Net Income                                     -            -            -             -            -            -         4,056
                                          --------     --------     --------      --------    ---------     --------      --------

BALANCE AT MARCH 31, 1996                 $ 23,949     $102,064   31,773,361     2,000,000    1,176,470    $       3      $441,042
                                          ========     ========   ==========     =========    =========    =========      ========

                                                           Retained
                                              Deferred     Earnings
                                            Compensation   (Deficit)      Total
                                            ------------   ---------      -----
BALANCE AT DECEMBER 31, 1995                    $   (652)   $ (8,837)    $419,847
  Common Stock Offering                                -           -      121,369
  Class C Common Stock Offering                        -           -       29,963
  Stock Options Exercised                              -           -           56
  Restricted Stock Grant                            (200)          -            -
  Non-Cash Compensation Merit Fund                     -           -           25
  Conversion Of Operating Partnership
    Interests                                          -           -          386
  Amortization of Deferred Compensation               97           -           97
  Dividends Declared                                   -           -      (18,333)
  Net Income                                           -       8,837       12,893
                                                --------    --------     --------

BALANCE AT MARCH 31, 1996                       $   (755)   $      -     $566,303
                                                ========    ========     ========

        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (dollars in thousands)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                                  March 31
                                                                                                  --------
                                                                                         1996                  1995
                                                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $  12,893             $ 3,480
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                                        8,538               7,379
     Amortization of prepaid interest and deferred financing costs                          377               2,519
     Non-cash compensation                                                                  127                  83
     Minority share of net income                                                         2,086                 960
     Extraordinary item                                                                    (150)                  -
     Increase in deferred rent receivable                                                   (70)               (185)
     (Increase) decrease in accounts receivable                                            (237)                 82
     Decrease in receivables from related parties                                           116                 568
     Additions to leasing costs                                                          (1,532)               (966)
     Decrease in prepaid expenses and other assets                                        1,318                 333
     (Decrease) increase in accounts payable                                               (581)                157
     Increase in accrued real estate taxes                                                3,416               2,490
     Increase in accrued interest                                                         4,745                 234
     (Decrease) increase in other accrued expenses and liabilities                         (207)                302
     (Decrease) increase in unearned rental income                                       (2,033)                691
     Decrease in payable to related party                                                     -              (1,186)
                                                                                      ---------             -------
          Net cash provided by operating activities                                      28,806              16,941
                                                                                      ---------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties                                                               (72,896)            (53,089)
  Additions to investment in mortgages                                                  (14,333)                  -
                                                                                      ---------             -------
          Net cash used for investing activities                                        (87,229)            (53,089)
                                                                                      ---------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                                    100,000              56,492
  Payments on debt                                                                     (164,556)             (1,007)
  Payments of financing fees                                                             (1,029)                  -
  Payment of dividends/distributions                                                    (18,120)            (11,027)
  Proceeds from sale of Common Stock, net of issuance costs                             121,369                   -
  Proceeds from sale of Class C Common Stock, net of issuance costs                      29,963                   -
  Proceeds from stock options exercised                                                      56                   -
                                                                                      ---------             -------
          Net cash provided by financing activities                                      67,683              44,458
                                                                                      ---------             -------

          Net increase in cash and cash equivalents                                       9,260               8,310

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,573               9,663
                                                                                      ---------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  16,833             $17,973
                                                                                      =========             =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                                 4,294              10,229
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Debt assumed in relation to property acquisitions                                             -              13,452
Increase to land and assessment bonds payable                                               349                   -
Minority interest capital recorded in relation to property acquisitions                       -              10,258
Write-off of fully depreciated property                                                   6,059               1,192
Write-off of fully amortized deferred financing and leasing costs                         1,388                 539
Conversion of operating partnership units to Common Stock with resulting
   reduction in minority interest and increase in additional                                386                 343
   paid-in-capital


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)

                             MARCH 31, 1996 AND 1995


1.    ORGANIZATION AND BASIS OF PRESENTATION:

     Spieker Properties, Inc.

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations on November 19, 1993. On November 18, 1993, the Company completed an initial public offering ("IPO") and issued 20,400,000 shares of Common Stock at $20.50 per share, or $418,200. Net proceeds of $386,800 were used to purchase an approximate
     77.6 percent general partnership interest in Spieker Properties L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the Company. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended.

     The Company is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of March 31, 1996, the Company owned (i) 100 percent of 119 properties, (ii) an effective 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in 1 property, (iv) a 93 percent interest with SWIP in 1 property, and (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Company. The Company's 134 stabilized properties, aggregating approximately 18.0 million leasable square feet, are comprised of 74 industrial properties, 44 office properties, and 16 retail properties. All of the properties are located in California and the Pacific Northwest.

     The Company owned approximately 84.9 percent of the Operating Partnership as of March 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership as of March 31, 1996 and December 31, 1995 and its consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. The Company's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at March 31, 1996 and December 31, 1995 is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Properties

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

     Land improvements and leasehold interests         18 to 40 years
     Buildings and improvements                        10 to 40 years
     Tenant improvements                               Term of the related lease

     Investments in properties are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) during the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     Construction in Progress

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance and other holding costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

     Investment in Mortgages

     The Company has invested in mortgages purchased at a discount. In January 1996, the Company acquired two mortgage loans for $14,333. The mortgages are secured by real estate, have an aggregate face value of $21,000, require monthly principal and interest payments of $163, and mature in December 1999.

     The Company assesses possible impairment of these loans on a quarterly basis. At March 31, 1996, the value of the underlying real estate was in excess of the carrying value of the mortgage loans.

     Cash and Cash Equivalents

     Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

     Ground Leases

     The land on which three of the Company's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Company will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

     Deferred Financing and Leasing Costs

     Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 2 to 25 years. Unamortized leasing costs are charged to expense upon the early termination of the lease.

     Fair Value of Financial Investments

     Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, overnight repurchase agreements, and short-term commercial with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

     Minority Interest

     Minority interest in the Company represents (i) the individual Spieker Partners' approximate 15.1 percent limited partnership interest in the Operating Partnership, and (ii) a 10 percent interest in one property and a
     7.5 percent interest in another property held by outside interests.

     Revenues

     All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

     Extraordinary Items

     Extraordinary items for the three months ended March 31, 1996, represent a gain on the early extinguishment of debt. See Note 9 - Extraordinary Item.

     Net Income (Loss) Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (includes Class B Common and Class C Common Stock) during the period. The weighted average common shares outstanding for the three months ended March 31, 1996 and 1995 are 31,336,085 and 20,434,245, respectively. Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

     Reclassifications

     Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS

     Receivable From Related Party

     The receivable from related party at March 31, 1996 and December 31, 1995 represents management fees and reimbursements from Spieker Partners related entities.

4.   DEBT

     Unsecured Notes

     The Company has issued unsecured investment grade notes in four tranches totaling $360,000 in principal with varying interest rates from 6.65% to 6.95% payable semi-annually. The notes are due on various dates from 2000 to 2004.

     On January 19, 1996, the Company sold $100,000 of unsecured investment grade notes bearing interest at 6.90% and due January 15, 2004. Interest is payable semiannually. Net proceeds were used to repay borrowings on the unsecured line of credit.

     Unsecured Line of Credit

     The maximum amount available under the unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.5% and matures in November 1997. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of March 31, 1996 the amount drawn on the facility was $4,000.

     Mortgage Loans

     Mortgage loans of $61,696 as of March 31, 1996 are secured by a first or second deed of trust on related properties. The mortgage loans carry interest rates ranging from 7.5% to 13.75%, require monthly principal and interest payments, and mature from 1996 to 2012.

5.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at March 31, 1996 and December 31, 1995 represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of March 31, 1996 and December 31, 1995 are as follow:

                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
Shares of:
      Common Stock                      31,773,361            26,724,074
      Class B Common Stock               2,000,000             2,000,000
      Class C Common Stock               1,176,470                     -
      Series A Preferred Stock           1,000,000             1,000,000
      Series B Preferred Stock           4,250,000             4,250,000

Minority Interest Holders                6,549,819             6,565,356

6.   STOCKHOLDERS' EQUITY

     Equity Offerings

     On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock, through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. Net proceeds of $151,332 were used primarily to repay floating rate debt.

     In December 1995, the Company sold 4,250,000 shares of Series B Preferred Stock at $25.00 per share and concurrently sold $260,000 of unsecured investment grade rated notes through underwritten public offerings (collectively referred to as the "December 1995 Offerings"). Net proceeds of $360,242 were used to prepay cross-collateralized mortgage obligations outstanding and certain fees to Prudential Insurance Company (the "Prudential Debt").

     On May 11, 1995, the Company sold 5,750,000 shares of Common Stock for $19.75 per share through an underwritten public offering. Concurrently, the Company sold 506,329 shares of Common Stock at $19.75 per share and 2,000,000 shares of Class B Common Stock at $25.00 per share to a limited number of institutional investors (collectively referred to as the "Concurrent Offerings"). Net proceeds from the underwritten public offering and the Concurrent Offerings totaling $167,119 were used to repay indebtedness incurred by the Company to fund acquisition and development activities.

     Preferred Stock

     The 1,000,000 shares of Series A Cumulative, Convertible, Preferred Stock ranks senior to the Company's Common Stock as to dividends and liquidation rights. The shares are convertible into 1,219,512 shares of the Company's Common Stock and have voting rights equal to 1,219,512 shares of Common Stock. The dividend per share, calculated on the converted numbers of shares, is equal to the Common Stock dividend, provided that the dividend yield on the preferred stock may not be less than the initial dividend rate thereof. With respect to the payment of dividends and amounts upon liquidation, the Series A Preferred Stock ranks on parity with the Company's Series B Preferred Stock and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

     The Series B Preferred Stock dividends are paid quarterly in arrears at 9.45% of the initial liquidation preference per annum. The Series B Preferred Stock is redeemable on or after December 11, 2000 at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks on parity with the Company's Series A Preferred Stock and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

     Class B Common Stock

     The Class B Common Stock ranks on parity with the Company's Common Stock and Class C Common Stock with respect to dividends. In the event of any liquidation, the holders of Class B Common Stock rank on parity with Class C Common Stock and are entitled to receive prior and in preference to holders of Common Stock, an amount per share of Class B Common Stock equal to all declared but unpaid dividends for each share of Class B Common Stock.

     Class C Common Stock

     The Class C Common Stock ranks on parity with the Company's Common Stock and Class B Common Stock with respect to dividends. In the event of any liquidation of the Company, the holders of Class C Common Stock rank on parity with Class B Common Stock and are entitled to receive prior to and in preference to the holders of Common Stock, an amount per share of Class C Common Stock equal to all declared but unpaid dividends for each share of Class C Common Stock.

     Ownership Limitations

     To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding Common Stock and will demand written statements each year from the record holders of designated percentages of its Common Stock disclosing the actual owners of such Common Stock.

7.   EMPLOYEE STOCK PLANS

     Employee Stock Incentive Pool

     At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership for awards and conversion into Common Stock to existing employees at that time. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995 and January 1, 1996, resulting in a total of 75% of stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

     The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded on the books of the Company, and is being amortized annually based on the vesting period. The initial value was calculated by converting the 69,990 partnership units into shares of Common Stock and multiplying by the Company's Common Stock price on the date of the grant.

     Non-cash compensation expense for the awards is measured by the number of Operating Partnership units converted multiplied by the Company's Common Stock price on the date of conversion.

     For the three months ended March 31, 1996, non-cash compensation expense arising from the conversion of 15,537 shares of common stock equivalents was $97, and deferred compensation was $755.

     Stock Incentive Plan

     The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of Common Stock. Under the Stock Incentive Plan, the total number of shares available for grant will be 2,000,000. As of March 31, 1996, options on approximately 1,514,750 shares of Common Stock for an exercise price of $20.50 per share, and 200,000 shares of Common Stock for an exercise price of $25.00 per share have been granted under the Plan. To date, 36,750 shares have been exercised and 795,688 shares are currently exercisable.

8.    ACQUISITIONS

      The Company acquired the following properties and made the following investments during the quarter ended March 31, 1996:

                                                                     Total Rentable
Project Name                        Location          Property Type    Square Feet    Date Acquired     Initial Cost
                                                           (1)
- ------------                        --------          -------------    -------------  -------------     ------------
Bayside Corporate Center            Foster City, CA         O             84,925          Jan '96         $ 10,035
Benecia Industrial                  Benecia, CA             I          1,822,788          Jan '96         $ 41,060
Marine Drive Distribution Center    Portland, OR            I            106,000          Mar '96         $    622
II (2)
Everett Industrial                  Everett, WA             I            150,154          Mar '96         $  7,421

(1)  "O" indicates office property; "I" indicates industrial property.
(2)  Purchase of land to be developed.

Additionally, the Company acquired two mortgages secured by two office properties in San Jose, California for $14,333.

9.    EXTRAORDINARY ITEM

      On February 14, 1996, the Company recognized an extraordinary gain on the early extinguishment of certain debt. A secured mortgage with $7,455 in remaining principal was retired at a discount for $7,305.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following comparison is of the Company's consolidated operations for the three months ended March 31, 1996 as compared to the Company's consolidated operations for the three months ended March 31, 1995.

     Rental revenues for the first quarter of 1996 increased by $9.6 million or 28% to $44.3 million, as compared with $34.7 million for the quarter ended March 31, 1995. Of this increase, $6.3 million was generated by properties acquired during 1995 (the "1995 Acquisitions"). During 1995, the Company spent approximately $164.8 million to acquire properties totaling 2.3 million square feet. Of the increase in rental revenues, $1.1 million was generated by developments begun during 1995 and completed during 1996 (the "1995 Developments"). During the quarter ended March 31, 1996, three projects representing a total projected cost of $42.5 million and totaling
     0.6 million square feet have been completed and added to the Company's portfolio of stabilized properties. In addition, $1.1 million of the increase in rental revenue was generated by properties acquired during the quarter ended March 31, 1996. During the first quarter of 1996, the Company spent $58.5 million to acquire properties totaling 2.1 million square feet (the "1996 Acquisitions"). The remaining $1.1 million of the increase in rental revenues is attributable to revenue increases in the properties owned at January 1, 1995 (the "Core Portfolio"). The revenue increase in the Core Portfolio is due to increases in occupancy in certain properties, contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space.

     As a result of the 1995 Acquisitions, 1996 Acquisitions, and 1995 Developments, the Company's rentable square footage increased by 3.0 million square feet or 21% to 18.0 million square feet on March 31, 1996 from 15.0 million on March 31, 1995. At March 31, 1996 the portfolio was 96.5% leased. By property type, the office portfolio was 95.1% leased, the industrial portfolio was 97.7% leased and the retail portfolio was 92.8% leased.

     Interest and other income increased by $0.2 million or 35% for the three months ended March 31, 1996, as compared with the same period in 1995. The net increase in interest and other income is due to a $0.3 million increase in interest income related to the Company's $14.3 million investment to acquire two mortgages secured by two office properties in San Jose, California at approximately 68% of face value, which was partially offset by a $0.1 million decrease in management fee income. The decrease in management fee income is attributable to the Company's acquisition of certain properties previously managed by the Company.

     Rental expenses increased by $1.7 million or 32% for the three months ended March 31, 1996, as compared with the same period in 1995. Real estate taxes increased by $0.6 million or 21% for the three months ended March 31, 1996, as compared with the same period in 1995. The overall increase in rental expenses and real estate taxes (collectively referred to as "operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. On a percentage basis, operating expenses were 24% of rental revenues for both the first quarter of 1996 and the first quarter of 1995. The total increase in operating expenses is due to a $1.9 million increase attributable to the 1995 Acquisitions, a $0.3 million increase attributable to the 1995 developments, a $0.2 million increase attributable to the 1996 Acquisitions, and a $0.1 million decrease attributable to the Core Portfolio.

     Interest expense decreased by $4.1 million or 32% to $8.8 million for the three months ended March 31, 1996 from $13.0 million for the same period in 1995. The decrease in interest expense is due to both a reduction in total debt outstanding from $571.4 million as of March 31, 1995 to $425.7 million as of March 31, 1996, and to the elimination of the amortization of debt discount as part of the December 1995 refinancing of $347 million of secured mortgage debt (the "Prudential Debt"). The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and
     4.25 million shares of Series B Preferred Stock. The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense.

     General and administrative expenses and other expenses increased by $0.1 million for the three months ended March 31, 1996, as compared with the same period in 1995, primarily as a result of employee growth.

     Net income before minority interest increased by $10.4 million or 234% to $14.8 million for the three months ended March 31, 1996 from $4.4 million for the same period in 1995. The increase in net income is principally due
     (i) to income from the 1995 and 1996 Acquisitions, the 1995 Developments and the increased property operating income (rental revenue less operating expenses) generated by the Core Portfolio as a result of increased occupancy in certain properties, contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space and (ii) the decrease in interest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     For the three month period ended March 31, 1996, cash provided by operating activities increased by $11.9 million or 70% to $28.8 million, as compared to $16.9 million for the same period in 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, 1995 Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $34.1 million or 64% to $87.2 million for the first three months of 1996, as compared to $53.1 million for the same period in 1995. The increase is attributable to the Company's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $23.2 million or 52% to $67.7 million for the first three months of 1996, as compared to $44.5 million for the same period in 1995. During the first three months of 1996, cash provided by financing activities consisted, primarily, of $151.3 million in net proceeds from the sale of Common Stock and Class C Common Stock, $100.0 million from the issuance of unsecured investment grade notes and the payment of $164.6 million on a combination of the line of credit and mortgage loans. Additionally, payments of distributions increased by $7.1 million to $18.1 million for the first three months of 1996, as compared with $11.0 million for the same period in 1995. The increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

     The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, construction and permanent secured debt financings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, and cash flow provided by operations. The Company believes that its liquidity and capital resources are adequate to continue to meet liquidity requirements for the foreseeable future.

     At March 31, 1996, the Company had no mutual commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with renewal or re-leasing of space.

     On November 6, 1995, the Company converted its secured line of credit to a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.5%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At March 31, 1996, the Company had $4.0 million outstanding under the Facility.

     In December 1995, the Company issued in a public offering $260.0 million of unsecured investment grade rated debt (the "Unsecured Notes") and $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000 priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001 priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002 priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

     The proceeds from the December Offerings of $360.2 million were used to prepay a cross-collateralized mortgage obligation outstanding to Prudential Insurance Company. The amount paid to Prudential Insurance Company included the repayment of principal, interest due through December 10, 1995, and a negotiated prepayment penalty of $11.8 million. The prepayment resulted in the unencumbrance of 55 of the Company's properties.

     On January 19, 1996 the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $99.0 million were used to repay borrowings on the unsecured line of credit. As a result of the December 1995 and January 1996 offerings of unsecured notes, as of March 31, 1996, the Company had $360.0 million outstanding of investment grade rated unsecured notes in four tranches that mature from 2000 to 2004.

     In addition to the Unsecured Notes and the Facility, the Company has $61.7 million of secured indebtedness (the "Mortgages") at March 31, 1996. The Mortgages have interest rates varying from 7.5% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.5 million of assessment bonds outstanding as of March 31, 1996.

     On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including 637,500 shares sold pursuant to the underwriters' exercise of their over-allotment option), through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds of $151.3 million were used primarily to repay floating rate debt.

     In January 1996, the Company and the Operating Partnership filed a shelf registration statement (the "January 1996 Shelf Registration Statement") with the Securities and Exchange Commission to register 1,407,005 shares of Common Stock issuable by the Company upon conversion of shares of Series A Preferred Stock and upon conversion of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the January 1996 Shelf Registration Statement.

     After the completion of its February 28, 1996 equity offering, the Company has capacity pursuant to its October 1995 Shelf Registration Statement to issue up to $140.0 million in debt securities (such securities would be offered by the Operating Partnership) and approximately $142.0 million in equity securities.

     FUNDS FROM OPERATIONS

     The Company considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations, as described below.

     Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") new definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Company calculated Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company will not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company will include an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per share can be calculated based on average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock and all partnership units in the Operating Partnership into shares of Common Stock. Assuming such conversion, the average number of shares outstanding for the three months ended March 31, 1996 and 1995 are 39,105,416 and 27,660,271, respectively.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (based on the new NAREIT definition)
                             (dollars in thousands)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                    March 31, 1996        March 31, 1995
                                                                                    --------------        --------------
     Net income before minority interest                                              $ 14,829              $  4,440

     Add:

     Depreciation and Amortization                                                       8,475                 7,339

     Dividends on Series B Preferred Stock                                              (2,510)                    -

     Other, net                                                                            115                    75

     Straight-lined rent                                                                   (70)                 (185)
                                                                                      --------              --------

         Funds from Operations                                                        $ 20,839              $ 11,669
                                                                                      ========              ========

     Because of the impact of the December Offerings on the Company's balance sheet and result of operations, the Company believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility, as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Company's calculation of Funds from Operations for the quarter ended March 31, 1995, based on the new NAREIT definition and adjusted to reflect the December Offerings and the conversion of the secured line of credit into an unsecured facility.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      1995 New NAREIT Definition Adjusted
                             (dollars in thousands)

                                                                                Three Months Ended
                                                                                ------------------
                                                                                   March 31, 1995
                                                                                   --------------
     Funds From Operations - New Definition                                           $ 11,669

     Add:

        Amortization of Discount and Deferred Financing Fees                             2,519
                                                                                      --------

     Funds From Operations - Old Definition                                             14,188

     Less:

         Restructuring of Secured Debt (1)                                                (958)

         Amortization of Discount and Deferred Financing Fees (2)                         (375)
                                                                                      --------

     Funds From Operations - Pro Forma New Definition                                 $ 12,855
                                                                                      ========

(1) Adjustment reflects interest cost of unsecured notes and dividend cost of Series B Preferred Stock less previously recorded cash interest cost on $347 million of prepaid debt.
(2) Adjustment reflects amortization of discount and deferred financing fees added back in calculating FFO based on old NAREIT definition less amortization on the $347 million of prepaid debt and the previous secured line of credit and adding in amortization on the new unsecured line of credit.

     PART II OTHER INFORMATION

     Item 2.      Changes in Securities


     On February 28, 1996, concurrent with the completion of a public offering of its Common Stock, the Company completed the sale of 1,176,470 shares of Class C Common Stock ("Class C Shares") at a per share price of $25.50 to an institutional investor. The holder of Class C Shares is not entitled to vote on matters voted on by stockholders of the Company and Class C Shares are not registered under the Securities Act of 1933, as amended. Subject to certain limitations, the Class C Shares may be converted into Common Stock on a one-for-one basis three years after the closing of the shares' sale or earlier upon the occurrence of certain events. The holder of Class C Shares has certain demand registration rights for eight years following the closing of the shares' sale to require the Company in each instance to register Common Stock issued upon conversion of the Class C Shares having a market value of $1.0 million or more. See Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The holder of Class C Shares is entitled to an initial per annum dividend distribution equal to $1.73 per share, which will thereafter be increased or decreased by the same dollar amount as any increase or decrease in the dividend distributions made to the holders of Common Stock. For a description of the terms of the Class C Shares, see Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Item 6.      Exhibits and Reports on Form 8-K

     (A) Exhibits

        The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.

        Exhibit Number
        --------------
        3.6    Articles Supplementary of Spieker Properties, Inc. for Class C Common Stock
               (incorporated by reference to Exhibit 3.6 to Spieker Properties, Inc.'s Form 10-K
               Report for the year ended December 31, 1995)

        4.9    Fourth Supplemental Indenture relating to the 2004 Notes and the
               2004 Note (incorporated by reference to Exhibit 4.9 to Spieker
               Properties, Inc.'s Form 10-K Report for the year ended December
               31, 1995)

        4.12 Class C Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.12 to Spieker Properties, Inc.'s Form 10-K
               Report for the year ended December 31, 1995)

        4.13   Investor's Rights Agreement relating to Class C Common Stock
               (incorporated by reference to Exhibit 4.13 to Spieker Properties,
               Inc.'s Form 10-K Report for the year ended December 31, 1995)

       10.14   Fourth Amendment, Fifth Amendment, and Sixth Amendment to First
               Amended and Restated Agreement of Limited Partnership of Spieker
               Properties, L.P. (incorporated by reference to Exhibit 10.14 to
               Spieker Properties, Inc.'s Form 10-K Report for the year ended
               December 31, 1995)

       10.16   Seventh Amendment to First Amended and Restated Agreement of Limited Partnership
               of Spieker Properties, L.P.

       12.1    Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
               Dividends

       27.1    Article 5 Financial Data Schedule (EDGAR filing only)

     (B) Reports on Form 8-K

              The Company filed a current report on Form 8-K dated January 24, 1996, to file as an exhibit an opinion of counsel relating to the offering by Spieker Properties, L.P. of 6.90% Notes due January 15, 2004.

              The Company filed a current report on Form 8-K dated February 26, 1996, to file as an exhibit an opinion of counsel relating to the offering by the Company of its Common Stock.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                    Spieker Properties, Inc.
                                                    (Registrant)




Dated:   May 7, 1996                                /s/ Elke Strunka
         -----------                                ----------------------------
                                                    Elke Strunka,
                                                    Vice President
                                                    Principal Accounting Officer
                                       20