Form 10-K/A
period 1995-12-31
SPIEKER PROPERTIES INC
filed 1996-06-20
CIK 911361

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12528

                            SPIEKER PROPERTIES, INC.

              (Exact name of registrant as specified in its charter)

                  MARYLAND                                  94-3185802
(State or other jurisdiction of incorporation or          (IRS Employer
                organization)                           Identification No.)

 2180 SAND HILL ROAD, MENLO PARK, CA                           94025
(Address of principal executive offices)                     (Zip code)

                                 (415) 854-5600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X .  No    .
                                       ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K. [ ]

As of March 22, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $869,624,174. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 22, 1996, 31,773,361 shares of Common Stock ($.0001 par value) were outstanding.

                               EXPLANATORY NOTE

The undersigned Registrant hereby amends Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 13 - Certain Relationships and Related Transactions of Part II and
Part III, respectively, of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the selected financial data and the Company's financial statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

    OVERVIEW

    During 1995, the Company continued to generate growth through its abilities in both managing and leasing commercial property space and in finding attractive acquisition and development opportunities. Throughout 1995, the Company's portfolio of Properties was in excess of 95% leased. The Company's commitment to superior tenant service and to maintaining a strong local presence in each of its markets enabled the Company to lease over 3.6 million rentable square feet of space in 1995. Significantly, effective rents on the 3.1 million square feet of second generation space leased increased by 7.6% as compared to the ending rental rates of expiring leases. Also in 1995, the Company acquired 17 Properties aggregating over 2.3 million rentable square feet for a total capitalized cost of $164.8 million as of December 31, 1995 and committed $74.0 million to the development of another 1.0 million square feet. In 1994, the Company added $149.7 million of new Properties, representing 2.4 million rentable square feet, to its portfolio. The average annualized unleveraged return on the 27 Properties acquired by the Company from January 1, 1994 through November 30, 1995 was approximately 11.2%. The Company calculated this unleveraged return by dividing actual property operating income (rental revenues less rental expenses and real estate taxes excluding interest, depreciation and amortization and general and administrative expenses) for 1995, which was annualized from the date of acquisition in the case of Properties acquired in 1995, by capitalized costs, including acquisition costs and costs incurred to renovate or reposition the asset or release space before stabilization, as of December 31, 1995. Finally, in 1995 the Company strengthened its balance sheet by using the net proceeds from the issuance of $260.0 million of unsecured investment grade rated debt and $106.3 million of Series B Preferred Stock to prepay a $347 million cross-collateralized mortgage obligation and by converting its secured line of credit into an unsecured facility. By prepaying the mortgage debt and converting its line of credit facility, the Company increased its balance sheet flexibility by unencumbering a large pool of assets, and at the same time the Company was able to extend the average maturity of its debt at attractive interest rates. Management believes that the Company's ability to access capital in the public and private debt and equity markets and to lower its overall cost of capital will enable the Company to continue to capitalize on attractive acquisition and development opportunities.

    COMPARISON OF 1995 TO 1994

    The following compares the Company's results for the year ended December 31, 1995 with its results for the year ended December 31, 1994.

    Rental revenues increased by $30.2 million, or 25.4%, to $149.3 million in 1995, as compared with $119.1 million in 1994. Of this increase, $13.5 million was generated by the Properties acquired during 1995 (the "1995 Acquisitions"). During 1995 the Company invested $164.8 million for the acquisition of Properties with over 2.3 million rentable square feet of space. By property type, 53.6% of the Company's 1995 Acquisitions were office Properties, 41.7% were industrial Properties and 4.7% were retail Properties. Of the increase in rental revenues $11.1 million was generated by the Properties acquired during 1994 (the "1994 Acquisitions") and $1.8 million was generated by the two Properties developed during 1994 (the "1994 Developments"). The remaining increase is attributable to contractual rent increases and increased effective rents on leases signed for the renewal or releasing of previously leased space. During 1995, the Company signed 552 leases for the renewal or releasing of over
3.1 million square feet of space. On average, the new effective rents were 7.6% higher than ending rental rates on the expiring lease.

    Interest and other income increased by $2.2 million, or 109.6%, to $4.1 million in 1995, as compared with $1.9 million in 1994. This increase is predominantly due to $0.8 million in management fee income earned by the

Company from the third-party management of certain properties during 1995. Beginning in the first quarter of 1995, a portion of the third-party management and other services previously performed by Spieker Northwest, Inc. ("SPNW"), an unconsolidated subsidiary of the Company, was transferred to the Company. Accordingly, certain revenue and expense items previously recorded by SPNW are now recorded by the Company.

    Rental expenses increased by $6.6 million, or 36.7%, to $24.6 million in 1995, as compared to $18.0 million in 1994. Real estate taxes increased by $1.8 million, or 18.0%, to $11.9 million in 1995, as compared to $10.1 million in 1994. Of the combined $8.4 million increase in rental expenses and real estate taxes, $3.8 million is attributable to the 1995 Acquisitions and $3.4 million is attributable to the 1994 Acquisitions and the 1994 Developments. In 1995, the Company's rental expenses and real estate taxes in total were 24.5% of rental revenues, as compared to 23.6% for 1994.

    Interest expense increased by $2.0 million, or 4.5%, to $46.4 million in 1995, as compared to $44.4 million in 1994. The increase in interest expense resulted primarily from higher average outstanding debt balances during 1995 as compared with 1994. Such higher balances were due to the debt incurred to complete the 1995 and 1994 Acquisitions, the 1994 Developments, and the Property developments commenced in 1995 (the "1995 Developments"). The Company's 1995 Developments consist of 9 properties totaling over 1.0 million square feet with an estimated total capitalized cost of $74.0 million.

    Depreciation and amortization increased by $2.6 million, or 9.1%, to $31.6 million in 1995, as compared to $29.0 million in 1994. The increase is primarily due to the 1995 and 1994 Acquisitions, the 1994 Developments and basis adjustments relating to the purchases of limited partners' interests in predecessor entities.

    General and administrative and other expenses increased by $2.3 million, or 37.3%, to $8.5 million in 1995, as compared to $6.2 million in 1994. Of the increase, $1.0 million is due to expenses incurred related to the increased management fee income earned by the Company as discussed above. The remaining increase is due to the increase in personnel and investments in upgrading the Company's management information systems to support the Company's growth.

    Net income before minority interests and extraordinary items increased by $17.0 million, or 127.0%, to $30.3 million in 1995, as compared to $13.4 million in 1994. This increase is primarily due to the net income from the 1995 and 1994 Acquisitions and the 1994 Developments and the increased effective rents on leases signed for previously occupied space.

    For the year ended December 31, 1995, the Company recorded a net loss of $8.8 million as compared to net income of $10.5 million in 1994. The net loss in 1995 is attributable to a one time extraordinary loss of $40.8 million, before minority interests share of the loss of $7.3 million, recorded during the fourth quarter of 1995 in connection with the prepayment of a $347 million cross collateralized mortgage obligation with the net proceeds from the issuance of $260 million of unsecured investment grade debt and $106.3 million of Series B Preferred Stock. The loss included a $28.1 million, non-cash charge related to the write-off of unamortized debt discount and deferred financing fees and a $12.7 million charge related to prepayment penalties and fees. By prepaying the debt, the Company was able to increase its financial flexibility by unencumbering a large pool of assets and to extend the weighted average maturity of its debt at attractive interest rates.

    COMPARISON OF 1994 TO 1993

    The following compares the Company's results for the year ended December 31, 1994 with its results for the year ended December 31, 1993.

    Rental revenue increased by $30.5 million or 34.4% to $119.1 million as compared with $88.6 million in 1993. Of this increase, $13.4 million was generated by four Properties (the "Stanford Properties" and the "Montague Property") acquired simultaneously with the closing of the Company's initial public offering. $10.1 million was generated by the twelve properties acquired during 1994 (the "1994 Acquisitions"). The remaining increase is attributable to the lease-up of properties developed by Spieker Partners Properties during 1993 and to higher occupancy levels in the Company's previously developed and acquired properties.

    Interest and other income decreased by $0.4 million or 17.4% to $1.9 million as compared to $2.3 million in 1993. The decrease was attributable to the inclusion of management fee income in 1993. Actual interest and other income increased during 1994 due to higher average cash balances and higher interest rates on the companies' investments.

    Total operating expenses, including interest, depreciation, and amortization increased by $3.0 million or 2.9% to $107.7 million as compared with $104.7 million in 1993. Rental expenses and real estate taxes increased $5.6 million of which $2.7 million was attributable to the 1994 Acquisitions and $1.6 million was attributable to the Stanford Properties and the Montague Property. Depreciation and amortization increased $3.3 million principally due to the acquisition of the Stanford Properties, the Montague Property, and the 1994 Acquisitions. General and administrative expenses increased $1.3 million due to expenses incurred as a result of operating as a public company and the Company's ongoing acquisition and development activities. Interest expense decreased by $7.3 million due to the repayment of $213.8 million of debt in connection with the Company's initial public offering, which was offset somewhat by debt incurred to complete the 1994 Acquisitions and the 1994 developments, as well as the amortization of indebtedness discount incurred as a result of debt structuring at the Company's initial public offering.

    The Company recorded net income from operations before disposal of real estate properties, minority interests, and extraordinary items of $13.4 million for the year ended December 31, 1994, as compared with a $13.9 million net loss in 1993. The increase in net income is the result of increased rental revenue attributable to the Company's acquisitions in 1993 and 1994 and to higher occupancy levels in the Company's portfolio, and to the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1995, cash provided by operating activities increased by $26.8 million, or 59.2%, to $72.2 million, as compared to $45.4 million for the same period in 1994. The increase is primarily due to the increase in net income before extraordinary item resulting from the 1995 and 1994 Acquisitions, the 1994 Developments and increasing rents on leases signed for the renewal and releasing of space. Cash used for investing activities increased by $38.1 million, or 24.1%, to $196.3 million during 1995, as compared with $158.2 million during 1994. The increase is attributable to the Company's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $25.4 million or 26.3% to $122.0 million during 1995, as compared to $96.6 million during 1994. During 1995, cash provided by financing activities consisted, primarily, of net proceeds from the issuance of preferred stock, common stock and unsecured investment grade rated debt, line of credit borrowings and other property indebtedness. During 1995, cash used for financing activities consisted, primarily, of the repayment of mortgages, line of credit borrowings and other property indebtedness, and payment of partner's distributions. During 1994, cash provided by financing costs consisted primarily of net proceeds from the issuance of preferred stock, line of credit borrowings and other property indebtedness net of partners' distributions. Partners' distributions paid increased by $17.1 million to $54.4 million during 1995, as compared with $37.3 million during 1994. The increase was the result of the higher number of partnership units outstanding resulting from the additional partners' capital contributions in 1994 and 1995 and a 5% increase in the distribution rate beginning with the first quarter 1995 distribution.

    The Company's principal sources of funding for the acquisition, development, expansion and renovation of Properties are an unsecured line of credit, construction and permanent secured debt financing, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership and cash flow provided by operations. The Company believes that its liquidity and capital resources are adequate to continue to meet liquidity requirements for the foreseeable future.

    At December 31, 1995, the Company had no material commitments for capital expenditures related to the renewal or releasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund the capital expenditure costs associated with the renewal or releasing of space.

    In December 1995, the Company issued in a public offering $260.0 million of unsecured investment grade rated debt ((the "Unsecured Notes") and $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000 priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001 priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002 priced at par. The Series B Preferred Stock was issued at $25.00 per share and a yield of 9.45%.

    The proceeds from the December Offerings of $358.9 million were used to prepay a cross-collateralized mortgage obligation outstanding to Prudential Insurance Company. The amount paid to Prudential Insurance Company included the repayment of principal, interest due through December 10, 1995 and a negotiated prepayment penalty of $11.8 million. The prepayment resulted in the unencumberance of 55 of the Company's properties.

    On November 6, 1995, the Company converted its secured line of credit to a $150 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.5%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At December 31, 1995 the Company had $117.7 million outstanding under the Facility.

    In addition to the Unsecured Notes and the Facility, the Company has $112.7 million of secured indebtedness (the "Mortgages") at December 31, 1995. The Mortgages have interest rates varying from 7.00% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related Properties and generally require monthly principal and interest payments. The Company also has $12.1 million of assessment bonds outstanding at December 31, 1995.

    The scheduled maturities for the Company's Unsecured Notes and Mortgages are as follows:

                                 Year                          Amount
                                                               ------
                                                           (in thousands)
           1996...........................................  $  26, 689
           1997...........................................      20,415
           1998...........................................      37,907
           1999...........................................         892
           2000...........................................     100,973
           Thereafter.....................................     185,826


    In addition to the Facility, $38.2 million of the Mortgages carry a floating rate interest based on varying LIBOR spreads. The following table summarizes the Company's debt, excluding the assessment bonds:

                              PERCENT OF         WEIGHTED          WEIGHTED
                              TOTAL DEBT       AVERAGE RATE    AVERAGE MATURITY
                              ----------       ------------    ----------------
                                                                   (YEARS)
Floating Rate Debt.......       31.8%              7.2%              2.0

Fixed Rate Debt..........       68.2               7.2               5.4
                               -----               ---               ---

     Total                     100.0%              7.2%              4.3
                               =====               ===               ===

    On May 11, 1995, the Company completed an underwritten public offering of 5,750,000 shares of its Common Stock (including 750,000 shares sold pursuant to the underwriters' exercise of their over-allotment option) at an offering price per share of $19.75. Simultaneously, the Company completed the private placement of 506,329 shares of Common Stock at a per share price of $19.75 and 2,000,000 shares of Class B Common Stock at a per share price of $25.00. The net proceeds from the offerings of approximately $167.0 million were used to repay indebtedness incurred to fund the Company's acquisition and development activities.

    On May 13, 1994, the Company issued $25.0 million of Series A Cumulative Convertible Preferred Stock to an individual investor. The Company used the proceeds from the sale of such preferred stock to fund its ongoing acquisition and development activities.

    During 1995 the Company filed two shelf registration statements with the Securities and Exchange Commission (the "Commission"). On March 14, 1995 the Company filed a shelf registration statement for up to $200 million of Common Stock, Preferred Stock and Warrants to purchase Common and Preferred Stock (the "March Shelf Registration Statement'). On October 19, 1995 the Company and the Operating Partnership filed a shelf registration statement for up to $876.4 million (including $76.4 million remaining on the March Shelf Registration Statement) of unsecured Debt Securities, Common Stock, Preferred Stock, Depositary Shares and Warrants to purchase Common and Preferred Stock and Guarantees. In January 1996, the Company and the Operating Partnership filed a shelf registration statement (the "January 1996 Shelf Registration Statement") with the Commission to register 1,407,005 shares of Common Stock issuable by the Company upon conversion of shares of Series A Preferred Stock and upon conversion of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the 1996 Shelf Registration Statement.

    Subsequent to year end, on January 19, 1996 the Company issued $100.0 million of investment grade rated 8 year unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.973 million were used to repay borrowings on the unsecured line of credit. In addition, on February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including underwriters option to cover over-allotments of 637,500 shares), through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds were used primarily to repay floating rate debt.

FUNDS FROM OPERATIONS

    The Company considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations, as described below.

    The Company calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers and furniture and fixtures. The Company's Funds from Operations calculation includes an adjustment for the straight-lining of rent under GAAP in order to present a more meaningful picture of rental income over the period. The Company has not purchased interest rate caps or hedges on its floating rate debt. Accordingly, no amortization of these items is added back to net income in calculating Funds from Operations.

    In calculating Funds from Operations, the Company has, historically, added back to net income an amount expensed each period relating to the amortization of the indebtedness discount recorded at the Company's initial public offering (the "IPO"). At the IPO, the Company incurred a onetime cost of $38.7 million as a result of the prepayment of interest on, and the restructuring of, a majority of its indebtedness. Pursuant to GAAP, this amount was recorded as a discount to the remaining indebtedness. Had the Company chosen to repay and replace the debt existing at the IPO with similar debt from a third party, the $38.7 million cost would have been expensed as an extraordinary charge at the IPO rather than amortized over the remaining term of the loans. Accordingly, the Company adds such amortization to net income in calculating Funds from Operations for the years 1993-1995. With the completion of the December Offerings, the remaining indebtedness discount was written-off as part of the prepayment of a $347 million cross-collateralized mortgage obligation. The Company will therefore no longer be adding back to Funds from Operations the amortization of debt discount.

                              OLD NAREIT DEFINITION
                                 QUARTER PERIOD
                           ---------------------------
                             (dollars in thousands)

                                                                                                            YEAR ENDED
                                                                                                           DECEMBER 31,
                                    MARCH 31, 1995  JUNE 30, 1995  SEPTEMBER 30, 1995  DECEMBER 31, 1995       1995
                                    --------------  -------------  ------------------  -----------------  -------------
Income from operations before
    minority interests and          $      4,440    $      6,991   $      8,811         $     10,093       $     30,335
    extraordinary items:
Adjustments:
    Depreciation and Amortization          7,339           7,855          8,081                8,136             31,411
    Amortization of debt discount
    and                                    2,519           2,455          2,443                1,945              9,362
    deferred financing costs
    Dividends on Series B
    Preferred                                  -               -              -                 (586)              (586)
    Stock
    Other, net                                75              65            107                   88                335
    Straight-lined rent                     (185)            (78)           (12)                 208
                                    -----------     ------------   ------------         ------------       ------------
                                                                                                                    (67)
Funds from Operations - Old         $     14,188    $     17,288   $     19,430         $     19,884       $     70,790
                                    ============    ============   ============         ============       ============
Weighted Average Share
    Equivalents Outstanding (1)       27,660,271      33,085,328     37,027,543           37,109,138         33,769,742
                                    ============    ============   ============         ============       ============

(1) Assumes conversion of the shares of Class B Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

    Beginning with the first quarter of 1996, the Company will calculate its Funds from Operations in accordance with the new NAREIT definition of Funds from Operations. Accordingly, the Company will no longer add back amounts related to the amortization of debt discount and deferred financing costs. However, the Company will continue to include an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

    The table below sets forth the Company's calculation of Funds from Operations for 1995 based on the new NAREIT definition.

                              NEW NAREIT DEFINITION
                                  QUARTER ENDED
                           --------------------------
                             (dollars in thousands)

                                                                                                                      YEAR ENDED
                                                                                                                     DECEMBER 31,
                                         MARCH 31, 1995   JUNE 30, 1995    SEPTEMBER 30, 1995    DECEMBER 31, 1995       1995.
                                         --------------   -------------    ------------------    -----------------  --------------
Income from operations before
    minority interests and               $     4,440      $     6,991         $     8,811          $    10,093      $    30,335
    extraordinary items:............
Adjustments:
    Depreciation and Amortization...           7,339            7,855               8,081                8,136           31,411
    Dividends on Series B Preferred
    Stock...........................               -                -                   -                 (586)            (586)
    Other, net......................              75               65                 107                   88              335
    Straight-lined rent.............            (185)             (78)                (12)                 208
                                         -----------      -----------         -----------          -----------
                                                                                                                            (67)
Funds from Operations - New              $    11,669      $    14,833         $    16,987          $    17,939      $    61,428
                                         ===========      ===========         ===========          ===========      ===========
    Definition
Weighted Average Share Equivalents
    Outstanding (1).................      27,660,271       33,085,328          37,027,543           37,109,138       33,769,742
                                         ===========      ===========         ===========          ===========      ===========

(1) Assumes conversion of the shares of Class B Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

    Because of the impact of the December Offerings on the Company's balance sheet and results of operations, the Company believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition.

    The table below sets forth the Company's calculation of Funds from Operations for 1995 based upon the new NAREIT definition and adjusted to reflect the December Offerings and conversion of the secured line of credit into an unsecured facility.

                         ADJUSTED NEW NAREIT DEFINITION
                                  QUARTER ENDED
                        ---------------------------------
                             (dollars in thousands)

                                                                                                                     YEAR ENDED
                                                                                                                    DECEMBER 31,
                                         MARCH 31, 1995   JUNE 30, 1995   SEPTEMBER 30, 1995    DECEMBER 31, 1995       1995.
                                         --------------   -------------   ------------------    -----------------  --------------
Income from operations before
    minority interests and               $     8,136      $    10,687         $    12,507             $12,873      $    44,203 (2)
    extraordinary items:............
Adjustments:
    Depreciation and Amortization...           7,339            7,855               8,081               8,136           31,411
    Dividends on Series B Preferred
    Stock...........................          (2,510)          (2,510)             (2,510)             (2,511)         (10,041)
    Other, net......................              75               65                 107                  88              335
    Straight-lined rent.............            (185)             (78)                (12)                208
                                         -----------      -----------         -----------         -----------
                                                                                                                           (67)
Funds from Operations - Adjusted New
    Definition......................     $    12,855      $16,019             $    18,173         $    18,794      $    65,841
                                         ===========      ===========         ===========         ===========      ===========
Weighted Average Share Equivalents
    Outstanding (1).................      27,660,271       33,085,328          37,027,543          37,109,138       33,769,742
                                         ===========      ===========         ===========         ===========      ===========

(1) Assumes conversion of the shares of Class B Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

(2) Reflects adjustments for the incremental effect on the interest expense of the December 1995 issuances of $260,000 of unsecured investment grade debt and $106,250 of Series B Preferred Stock, consisting of (i) the repayment of secured debt, resulting in a result of interest expense of approximately $29,761, including amortization of debt discount and deferred financing costs of approximately $6,841, (ii) the conversion of the secured line of credit into an unsecured facility resulting in a reduction of amortization of deferred financing costs of approximately $1,176 and (iii) interest on the $260,000 unsecured investment grade debt of approximately $17,069.

ITEM 13. CERTAIN TRANSACTIONS

         The Company owns 95% of the non-voting preferred stock of Spieker Northwest, Inc. ("Spieker Northwest"), which provides fee management and other services for properties not owned by the Company, including certain properties in which Messrs. Spieker, French, Hosford and Singleton have ownership interests. The fees charged by Spieker Northwest for managing properties are comparable to the fees it charges for managing other properties. Messrs. Spieker, French, Hosford and Singleton own 100% of the voting stock of Spieker Northwest and the remaining 5% of the non-voting preferred stock. For the year ended December 31, 1995, Spieker Northwest had revenues of $1.4 million, which were mainly offset by operating expenses, and it did not pay any dividends on its common or preferred stock.

         On July 14, 1995, the Company acquired a 50% ownership interest and a 50% beneficial ownership interest in a 116,096 square-foot office building located in San Mateo, California (the "San Mateo Property") valued at approximately $13.5 million, through the purchase of partnership interests in an entity in which Messrs. Spieker and Singleton held a general partnership interest. The San Mateo Property had not been contributed to the Operating Partnership at the time of the IPO because a satisfactory arrangement could not be made with the unaffiliated partners in the partnership. The partners were subsequently able to reach an agreement with the unaffiliated partners, and the Company exercised its option to acquire the interests of the unaffiliated partners. The Company paid approximately $3.4 million to the unaffiliated partners and issued partnership units with an aggregate value of $776,000 to Messrs. Spieker and Singleton in exchange for the beneficial ownership. A mortgage of $9.3 million was assumed in connection with the purchase. The monetary value of the Operating Partnership units issued to Messrs. Spieker and Singleton of the Company was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing such monetary value by the stock price of the Company's Common Stock (into which such units are convertible) at the close of the day prior to acquisition.

         On March 31, 1995, the Company acquired a 175,900 square foot industrial project valued at $5.9 million, located in Fresno, California through the purchase of partnership interests in an entity in which Messrs. Spieker and French held a general partnership interest, under similar circumstances as described with regard to the San Mateo Property as discussed above. The Company paid $2.3 million to the unaffiliated partners, assumed $2.2 million of debt and issued partnership units in the Operating Partnership with a value of approximately $1.4 million to Messrs. Spieker and French. The monetary value of the Operating Partnership units issued to Messrs. Spieker and French was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing such monetary value by the stock price of the Company's Common Stock (into which such units are convertible) at the close of the day prior to acquisition.

         At the time of the Company's 1993 initial public offering, the Company entered into land holding agreements ("Land Holding Agreements") with certain of its executive officers with respect to vacant land parcels in which such executive officers hold ownership interest. The Land Holding Agreements generally provide the Company with the option to purchase the land subject to the agreement for the lesser of a fixed price set forth in the Agreement or the fair market value as determined by appraisal.

         During the second quarter of 1995, the Company acquired four land parcels pursuant to Land Holding Agreements. A 4.36 acre parcel of land located in Sacramento, California in which Messrs, Spieker, Singleton and French held ownership interests was acquired for a negotiated price of approximately $1.1 million, which was less than the fixed price set forth in the Land Holding Agreement. The Company acquired the land for the purpose of developing a 45,000 square foot office building at an estimated total cost of approximately $5.4 million. As part of the land purchase price, the Company issued partnership units in the Operating Partnership valued at approximately $324,000 to Messrs, Spieker, Singleton and French. A 2.91 acre parcel of land located in Milpitas, California in which Messrs. Spieker and French held ownership interests was acquired for a negotiated price of $617,000, which was less than the fixed price set forth in the Land Holding Agreement. The land was acquired for the purpose of developing a 36,030 square foot industrial building at a total estimated cost of approximately $2.4 million. A 3.78 acre parcel of land located in Monterey, California in which Messrs. Spieker and French held ownership interests was acquired for a negotiated price of $659,000, which was less than the fixed price set forth in the Land Holding Agreement. The land was acquired for the purpose of developing a 31,560 square foot industrial complex at a total estimated cost of approximately $2.6 million. Construction of these developments commenced during the third quarter of 1995. A 3.40 acre parcel of land located in Monterey, California in which Messrs. Spieker and French held ownership interests was acquired for a negotiated price of approximately $400,000, which was less than the fixed price set forth in the Land Holding Agreement. The purchase agreement provides for certain further earn-out payments, which in aggregate with the initial payment will not exceed the fixed price set forth in the Land Holding Agreement. The land was acquired for the purpose of developing a 23,000 square foot office complex at a total estimated cost of approximately $3.0 million. Construction of this development began during the second quarter of 1995. These four land acquisitions were each approved by the independent directors of the Company.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K filed on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 1996                    SPIEKER PROPERTIES, INC.

                                       By: /s/ Elke Strunka
                                           --------------------
                                               Elke Strunka

                                               Vice President and
                                               Principal Accounting Officer