Form 10-Q
period 1996-06-30
SPIEKER PROPERTIES INC
filed 1996-08-14
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                 (415) 854-5600
                                -----------------
              (Registrant's telephone number, including area code)

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

31,792,861 shares of Common Stock, $0.0001 par value as of August 5, 1996.

2,000,000 shares of Class B Common Stock, $0.0001 par value as of August 5,
1996.

1,176,470 shares of Class C Common Stock, $0.0001 par value as of August 5,
1996.

                            SPIEKER PROPERTIES, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                               Page

PART I.       FINANCIAL INFORMATION
Item 1. Financial Statements ..................................................................................3

        Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995                                  4
        Consolidated Statements of Operations for the Three Month and Six Month Periods
           Ended June 30, 1996 and June 30, 1995...............................................................6
        Consolidated Statement of Stockholders' Equity for the Six Month Period Ended June 30, 1996............7
        Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1996
           and June 30, 1995...................................................................................8
        Notes to Consolidated Financial Statements.............................................................9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ................16

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities...........................................................................21
Item 6.       Exhibits and Reports on Form 8-K................................................................21
Signatures....................................................................................................22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following financial statements of Spieker Properties, Inc. ("the Company"):

(i)    consolidated balance sheets as of June 30, 1996 and December 31, 1995,
(ii) consolidated statements of operations for the three and six month periods ended June 30, 1996 and June 30, 1995,
(iii) consolidated statement of stockholders' equity for the six month period ended June 30, 1996,
(iv) consolidated statements of cash flows for the six month periods ended June 30, 1996 and June 30, 1995, and
(v)    notes to consolidated financial statements.

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K/A for the year ended December 31, 1995.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                                     ASSETS

                                                                        June 30, 1996           December 31, 1995
                                                                     -------------------       ------------------
                                                                        (unaudited)
INVESTMENTS IN REAL ESTATE
  Properties:
  Land, land improvements and leasehold interests                      $   332,064               $   303,157
  Buildings and improvements                                               839,850                   756,734
  Construction in progress                                                  55,826                    38,980
                                                                       -----------               -----------
                                                                         1,227,740                 1,098,871
  Less - Accumulated depreciation                                         (129,807)                 (124,612)
                                                                       -----------               -----------
      Net investments in properties                                      1,097,933                   974,259
  Investments in mortgages                                                  14,334                         -
                                                                       -----------               -----------
      Net investments in real estate                                     1,112,267                   974,259

CASH AND CASH EQUIVALENTS                                                   11,940                     7,573

ACCOUNTS RECEIVABLE                                                          2,840                     3,351

DEFERRED RENT RECEIVABLE                                                     4,643                     4,698

RECEIVABLE FROM RELATED PARTY                                                  401                       386

DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $8,493 and $9,586 as of
  June 30, 1996 and December 31, 1995, respectively                         15,629                    13,485

FURNITURE, FIXTURES AND EQUIPMENT, net                                       2,016                     1,678

PREPAID EXPENSES AND OTHER ASSETS                                            4,593                     6,067
                                                                       -----------               -----------
                                                                       $ 1,154,329               $ 1,011,497
                                                                       ===========               ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     June 30, 1996         December 31, 1995
                                                                                    --------------         -----------------
                                                                                      (unaudited)
DEBT
  Unsecured notes                                                                   $   360,000            $    260,000
  Unsecured line of credit                                                               86,150                 117,700
  Mortgage loans                                                                         40,284                 112,702
                                                                                    -----------            ------------
      Total debt                                                                        486,434                 490,402
                                                                                    -----------            ------------
ASSESSMENT BONDS PAYABLE                                                                 12,355                  12,140
ACCOUNTS PAYABLE                                                                          3,636                   3,804
ACCRUED REAL ESTATE TAXES                                                                   759                     506
ACCRUED INTEREST                                                                          4,588                   2,510
UNEARNED RENTAL INCOME                                                                    3,673                   6,972
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                      21,156                  15,588
OTHER ACCRUED EXPENSES AND LIABILITIES                                                   12,580                  12,202
                                                                                    -----------             -----------
      Total liabilities                                                                 545,181                 544,124
                                                                                    -----------            ------------

MINORITY INTERESTS                                                                       45,791                  47,526
                                                                                    -----------             -----------

COMMITMENTS AND CONTINGENCIES                                                                 -                       -

STOCKHOLDERS' EQUITY
  Series A Preferred Stock: cumulative, convertible, $.0001 par value,
    1,000,000 shares authorized, issued and outstanding, $25,000
    liquidation preference                                                               23,949                  23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value,
    5,000,000 shares authorized, 4,250,000 issued and outstanding,
    $106,250 liquidation preference                                                     102,064                 102,064
  Common Stock: $.0001 par value, 660,500,000 shares authorized,
    31,789,861 and 26,724,074 shares issued and outstanding as of
    June 30, 1996 and December 31, 1995, respectively                                         3                       3
  Class B Common Stock: $.0001 par value, 2,000,000 shares authorized,
    issued and outstanding                                                                    -                       -
  Class C Common Stock: $.0001 par value, 1,500,000 shares authorized,
    1,176,470 issued and outstanding as of June 30, 1996                                      -                       -
  Excess Stock: $.0001 par value per share, 330,000,000 shares authorized,
    no shares issued or outstanding                                                           -                       -
  Additional paid-in capital                                                            437,999                 303,320
  Deferred compensation                                                                    (658)                   (652)
  Retained earnings (deficit)                                                                 -                  (8,837)
                                                                                    -----------             -----------
      Total stockholders' equity                                                        563,357                 419,847
                                                                                    -----------             -----------
                                                                                    $ 1,154,329             $ 1,011,497
                                                                                    ===========             ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                       Three Months Ended              Six Months Ended
                                                                       ------------------              ----------------
                                                                             June 30                        June 30
                                                                             -------                        -------

                                                                      1996          1995         1996              1995
                                                               --------------   -----------   -----------      -----------
REVENUE
  Rental income                                                   $    46,707   $    37,230   $    91,052     $    71,903
  Interest and other income                                               989           514         1,812           1,123
                                                                  -----------   -----------   -----------     -----------
                                                                       47,696        37,744        92,864          73,026
                                                                  -----------   -----------   -----------     -----------
OPERATING EXPENSES
  Rental expenses                                                       7,537         5,883        14,774          11,381
  Real estate taxes                                                     3,858         2,845         7,304           5,690
  Interest expense, including amortization of finance costs             7,845        12,052        16,682          25,021
  Depreciation and amortization                                         8,801         7,904        17,339          15,283
  General and administrative and other expenses                         2,524         2,069         4,805           4,220
                                                                  -----------   -----------   -----------     -----------
                                                                       30,565        30,753        60,904          61,595
                                                                  -----------   -----------   -----------     -----------
  Income from operations before minority interests and
    extraordinary items                                                17,131         6,991        31,960          11,431
                                                                  -----------   -----------   -----------     -----------
MINORITY INTERESTS' SHARE IN NET INCOME                                (2,208)       (1,369)       (4,269)         (2,329)
                                                                  -----------   -----------   -----------     -----------
  Net income before extraordinary items                                14,923         5,622        27,691           9,102
EXTRAORDINARY ITEMS, net of minority interests of $25
  for the six months ended June 30, 1996                                    -             -           125               -
                                                                  -----------   -----------   -----------     -----------
  Net income                                                           14,923         5,622        27,816           9,102
                                                                  -----------   -----------   -----------     -----------
PREFERRED DIVIDENDS

  Series A Preferred Stock                                               (524)         (512)       (1,048)         (1,024)
  Series B Preferred Stock                                             (2,510)            -        (5,020)              -
                                                                  -----------   -----------   -----------     -----------
  Net income available to Common Stockholders                     $    11,889   $     5,110   $    21,748     $     8,078
                                                                  ===========   ===========   ===========     ===========
INCOME PER SHARE OF COMMON STOCK
  Income before extraordinary items                               $       .33   $       .20   $       .65     $       .34
  Extraordinary items, net of minority interests                            -             -             -               -
                                                                  -----------   -----------   -----------     -----------
      Net income                                                  $       .33   $       .20   $       .65     $       .34
                                                                  ===========   ===========   ===========     ===========
DIVIDENDS AND DISTRIBUTIONS PER SHARE
  Series A Preferred Stock                                        $       .52   $       .51   $      1.05     $      1.02
                                                                  ===========   ===========   ===========     ===========
  Series B Preferred Stock                                        $       .59   $         -   $      1.18     $         -
                                                                  ===========   ===========   ===========     ===========
  Common Stock, including Class B and Class C                     $       .43   $       .42   $       .91     $       .84
                                                                  ===========   ===========   ===========     ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996
                             (dollars in thousands)
                                   (UNAUDITED)

                                            Series A      Series B        Common        Class B        Class C        Common
                                            Preferred     Preferred        Stock        Common         Common       Stock Par
                                              Stock         Stock         Shares     Stock Shares   Stock Shares      Value
                                            ---------     ---------       ------     ------------   ------------    ---------
BALANCE AT DECEMBER 31, 1995                $ 23,949      $102,064     26,724,074     2,000,000              -      $      3
  Common Stock Offering                            -             -      5,022,500             -              -             -
  Class C Common Stock Offering                    -             -              -             -       1,176,470            -
  Stock Options Exercised                          -             -         19,750             -              -             -
  Restricted Stock Grant                           -             -          8,000             -              -             -
  Non-cash Compensation Merit Fund                 -             -              -             -              -             -
  Conversion Of Operating Partnership              -             -         15,537             -              -             -
    Interests
  Amortization of Deferred Compensation            -             -              -             -              -             -
  Dividends Declared                               -             -              -             -              -             -
  Net Income                                       -             -              -             -              -             -
                                            --------      --------     ----------   -----------       --------      --------

BALANCE AT JUNE 30, 1996                    $ 23,949      $102,064     31,789,861     2,000,000      1,176,470     $      3
                                            ========      ========     ==========   ===========      =========     ========


                                                     Additional                    Retained
                                                       Paid-in       Deferred      Earnings
                                                       Capital    Compensation     (Deficit)        Total
                                                     ----------   ------------     ---------        -----
BALANCE AT DECEMBER 31, 1995                         $303,320      $   (652)      $ (8,837)      $419,847
  Common Stock Offering                               121,369             -              -        121,369
  Class C Common Stock Offering                        29,963             -              -         29,963
  Stock Options Exercised                                 404             -              -            404
  Restricted Stock Grant                                  200          (200)             -              -
  Non-cash Compensation Merit Fund                         51             -              -             51
  Conversion Of Operating Partnership                     386             -              -            386
    Interests
  Amortization of Deferred Compensation                     -           194              -            194
  Dividends Declared                                  (17,694)            -        (18,979)       (36,673)
  Net Income                                                -             -         27,816         27,816
                                                     --------      --------       --------       --------
BALANCE AT JUNE 30, 1996                             $437,999      $   (658)      $      -       $563,357
                                                     ========      ========       ========       ========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                             (dollars in thousands)

                                                                                             Six Months Ended
                                                                                             ----------------
                                                                                                June 30
                                                                                                -------
                                                                                          1996                1995
                                                                                    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                       $       27,816      $        9,102
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                            17,339              15,283
  Amortization of prepaid interest and deferred financing costs                               729               4,974
  Non-cash compensation                                                                       255                 165
  Minority share of net income                                                              4,294               2,329
  Extraordinary item                                                                        (150)                   -
  Decrease (increase) in deferred rent receivable                                              55               (263)
  Decrease in accounts receivable                                                             511                 471
  (Increase) decrease in receivables from related parties                                    (15)                 539
  Decrease in prepaid expenses and other assets                                               636               1,382
  Decrease in assessment bonds payable                                                      (385)               (276)
  (Decrease) increase in accounts payable                                                   (168)                 558
  Increase (decrease) in accrued real estate taxes                                            253                (65)
  Increase (decrease) in accrued interest                                                   2,078               (640)
  Increase in other accrued expenses and liabilities                                          378                 730
  (Decrease) increase in unearned rental income                                           (3,299)                 250
  Increase in payable to related party                                                          -               (582)
                                                                                   --------------      -------------
      Net cash provided by operating activities                                            50,327              33,957
                                                                                   --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                               (138,535)            (88,825)
  Additions to leasing costs                                                              (2,829)             (1,726)
  Additions to investment in mortgages                                                   (14,334)                   -
                                                                                   --------------      --------------
      Net cash used for investing activities                                            (155,698)            (90,551)
                                                                                   -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                                     265,550              92,550
  Payments on debt                                                                      (269,368)           (184,329)
  Payment of financing fees                                                               (1,422)                   -
  Payment of dividends/distributions                                                     (36,758)            (22,644)
  Proceeds from sale of Common Stock, net of issuance costs                               121,369             117,158
  Proceeds from sale of Class B Common Stock, net of issuance costs                             -              49,961
  Proceeds from sale of Class C Common Stock, net of issuance costs                        29,963                   -
  Proceeds from stock options exercised                                                       404                 477
                                                                                   --------------      --------------
      Net cash provided by financing activities                                           109,738              53,173
                                                                                   --------------      --------------
      Net increase in cash and cash equivalents                                             4,367             (3,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            7,573               9,663
                                                                                   --------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       11,940      $        6,242
                                                                                   ==============      ==============
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                                   15,399              19,891
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                               -              13,452
Increase to land and assessment bonds payable                                                 600                   -
Minority interest capital recorded in relation to property acquisitions                         -              10,617
Write-off of fully depreciated property                                                    10,266               3,323
Write-off of fully amortized deferred financing and leasing costs                           3,217               1,160
Conversion of operating partnership units to Common Stock with resulting reduction in minority interest and increase in additional
  paid-in-capital                                                                             386                 343
Restricted Stock Grants                                                                       200                   -

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)

                             JUNE 30, 1996 AND 1995

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

    The Company is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of June 30, 1996, the Company owned (i) 100 percent of 126 properties, (ii) an effective 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in 1 property, (iv) a 92.5 percent interest with SWIP in 1 property, and (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Company. The Company's 141 stabilized properties, aggregating approximately 18.7 million leasable square feet, are comprised of 77 industrial properties, 49 office properties, and 15 retail properties. All of the properties are located in California and the Pacific Northwest.

    The Company owned approximately 84.9 percent of the Operating Partnership as of June 30, 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Consolidation

    The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1996 and December 31, 1995, its consolidated results of operations, for the three and six months ended June 30, 1996 and 1995, and its consolidated cash flows for the six months ended June 30, 1996 and 1995. The Company's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at June 30, 1996 and December 31, 1995 is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    Interim Financial Information

    The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

    The interim results for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

    Investments in Real Estate

    Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

     Land improvements and leasehold interests                        18 to 40 years
     Buildings and improvements                                       10 to 40 years
     Tenant improvements                                              Term of the related lease

    Investments in properties are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) during the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

    Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest and real estate taxes are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

    In January 1996, the Company acquired two mortgage loans for the initial cost of $14,333. The mortgages are secured by real estate, have an aggregate face value of $21,000, require monthly principal and interest payments of $163, and mature in December 1999. The Company assesses possible impairment of these loans on a quarterly basis by reviewing the fair value of the underlying real estate. At June 30, 1996, the value of the underlying real estate was in excess of the carrying value of the mortgage loans.

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

    Fair Value of Financial Investments

    Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements, with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

    Extraordinary Items

    Extraordinary items for the six months ended June 30, 1996, represent a gain on the early extinguishment of debt. See Note 10 - Extraordinary Item.

    Net Income (Loss) Per Share of Common Stock

    Per share amounts for the Company are computed using the weighted average common shares outstanding (includes Class B Common Stock and Class C Common Stock) during the period. The weighted average common shares outstanding for the three and six months ended June 30, 1996 and 1995 are as follows:

                                        Weighted Average
                                   Common Shares Outstanding
                                   -------------------------
  Three months ended:
  June 30, 1996                             35,668,801
  June 30, 1995                             25,361,929

  Six months ended:
  June 30, 1996                             33,502,443
  June 30, 1995                             22,911,669

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

3.  RELATED PARTY TRANSACTIONS

    Receivable From Related Party

    The receivable from related party at June 30, 1996 and December 31, 1995 represents management fees and reimbursements from Spieker Partners related entities.

4.  DEBT

    Unsecured Notes

    The Company has issued unsecured investment grade notes in four tranches totaling $360,000 in principal with varying interest rates from 6.65% to 6.95% payable semi-annually. The notes are due on various dates from 2000 to 2004.

    Unsecured Line of Credit

    The maximum amount available under the unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.5% and matures in November 1997. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of June 30, 1996 the amount drawn on the facility was $86,150.

    Mortgage Loans

    Mortgage loans of $40,284 as of June 30, 1996 are secured by a first or second deed of trust on related properties. The mortgage loans carry interest rates ranging from 7.5% to 13.75%, require monthly principal and interest payments, and mature from 1996 to 2012.

5.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

    The dividends and distributions payable at June 30, 1996 and December 31, 1995 represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of June 30, 1996 and December 31, 1995 are as follows:

                                              June 30, 1996          December 31, 1995
                                              -------------          -----------------
     Shares of:
      Common Stock                                31,789,861               26,724,074
      Class B Common Stock                         2,000,000                2,000,000
      Class C Common Stock                         1,176,470                        -
      Series A Preferred Stock                     1,000,000                1,000,000
      Series B Preferred Stock                     4,250,000                4,250,000

      Minority Interest Holders                    6,549,819                6,565,356

6.  STOCKHOLDERS' EQUITY

    Equity Offerings

    On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock, through an underwritten public offering, and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. Net proceeds of $151,332 were used primarily to repay floating rate debt.

    In December 1995, the Company sold 4,250,000 shares of Series B Preferred Stock at $25.00 per share and concurrently sold $260,000 of unsecured investment grade rated notes through underwritten public offerings (collectively referred to as the "December 1995 Offerings"). Net proceeds of $360,242 were used to prepay cross- collateralized mortgage obligations outstanding and certain fees to Prudential Insurance Company (the "Prudential Debt").

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

    The Series B Preferred Stock dividends are paid quarterly in arrears at 9.45% of the initial liquidation preference per annum. The Series B Preferred Stock are redeemable on or after December 11, 2000 at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks on parity with the Company's Series A Preferred Stock and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

    Class B Common Stock

    The Class B Common Stock ranks on parity with the Company's
    Common Stock and Class C Common Stock with respect to dividends. In the event of any liquidation of the Company, the holders of Class B Common Stock rank on parity with Class C Common Stock and are entitled to receive prior and in preference to holders of Common Stock, an amount per share of Class B Common Stock equal to all declared but unpaid dividends for each share of Class B Common Stock.

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

7.  EMPLOYEE STOCK PLANS

    Employee Stock Incentive Pool

    At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership for awards and conversion into Common Stock to existing employees at that time. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995 and January 1, 1996, resulting in a total of 75% of potential stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

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

    For the six months ended June 30, 1996, non-cash compensation expense arising from the conversion of 15,537 shares of common stock equivalents was $194, and deferred compensation was $658.

    Stock Incentive Plan

    The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of Common Stock. Under the Stock Incentive Plan, the total number of shares initially available for grant will be 2,000,000. As of June 30, 1996, options on approximately 1,514,750 shares of Common Stock at an exercise price of $20.50 per share, and 200,000 shares of Common Stock at an exercise price of $25.00 per share have been granted under the Plan. To date, 53,250 shares have been exercised and 779,188 shares are currently exercisable.

    On May 22, 1996, the Stock Incentive Plan was amended. The number of shares available for option grant has been increased to 9.9% of the number of shares of Common Stock outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance under other stock compensation plans of the Company. No shares have been granted or exercised under the amended plan as of June 30, 1996.

    Directors' Stock Incentive Plan

    On May 22, 1996, the Directors' Stock Incentive Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to Independent Directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested.

8.  ACQUISITIONS

    The Company acquired the following properties during the six month period ended June 30, 1996:

                                                                               Total Rentable
Project Name                             Location          Property Type (1)    Square Feet       Date Acquired       Initial Cost
- -----------------------------------   -----------------   ------------------  ---------------    ---------------     --------------
    Bayside Corporate Center             Foster City, CA            O                 84,925         Jan '96         $ 10,000
    Benicia Industrial                   Benicia, CA                I              1,822,788         Jan '96         $ 41,100
    Everett Industrial                   Everett, WA                I                150,154         Mar '96         $ 7,400
    Carmel Valley Centre I & II          San Diego, CA              O                106,921         Apr '96         $ 14,000
    2290 North First Street              San Jose, CA               O                 75,680         May '96         $ 6,000
    Everett 526                          Everett, WA                I                 97,523         May '96         $ 4,300
    Port of Oakland                      Oakland, CA                I                199,733         May '96         $ 6,800
    Doolittle Drive                      San Leandro, CA            I                113,196         May '96         $ 3,500
    10700 Northup Building               Bellevue, WA               O                 55,854         May '96         $ 4,600
    Dove Street                          Newport Beach, CA          O                 78,052         June '96        $ 7,900

    (1) "O" indicates office property; "I" indicates industrial property.

    Additionally, the Company acquired two mortgages secured by two office properties in San Jose, California for the initial cost of $14,333.

9.  DEVELOPMENTS

    During the six month period ended June 30, 1996, the Company acquired four parcels of land for development. The total initial cost of these four parcels was $4,498.

10. EXTRAORDINARY ITEM

    On February 14, 1996, the Company recognized an extraordinary gain on the early extinguishment of certain debt. A secured mortgage with $7,455 in remaining principal was retired at a discount for $7,305.

11. SUBSEQUENT EVENTS

    On July 19,1996, the Company sold $100,000 of unsecured investment grade rated notes bearing interest at 8.00% and due July 19, 2005.

    On July 22, 1996, the Company sold $50,000 of unsecured investment grade rated notes bearing interest at 7.58% and due December 17, 2001.

    Net proceeds from the sale of the aforementioned unsecured investment grade rated notes of $149,150 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

    The line of credit facility has been amended. Effective August 1, 1996 the interest rate on the facility was reduced from LIBOR plus 1.50% to LIBOR plus 1.25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three and six month periods ended June 30, 1996 as compared to the Company's consolidated operations for the three and six month periods ended June 30, 1995.

Rental revenues for the second quarter of 1996 increased by $9.5 million or 25.5% to $46.7 million, as compared with $37.2 million for the quarter ended June 30, 1995. Of this increase, $3.7 million was generated by properties acquired during 1995 (the "1995 Acquisitions"). During 1995, the Company spent approximately $164.8 million to acquire properties totaling 2.3 million square feet. $1.9 million was generated by developments begun during 1995 and completed during 1996 (the "1995 Developments"). During the six months ended June 30, 1996, three properties representing a total investment of $42.3 million and totaling 0.6 million square feet have been completed and added to the Company's portfolio of stabilized properties and six other properties representing a total cost of $32.4 million and totaling approximately 0.4 million square feet are shell complete and partially occupied. $3.4 million of the increase in rental revenue was generated by properties acquired during the six months ended June 30, 1996. During the first half of 1996, the Company has acquired properties totaling 2.8 million square feet (the "1996 Acquisitions") at a total projected cost, including certain repositioning costs, of $112.9 million. The remaining $0.5 million of the increase in rental revenues is attributable to revenue increases in the properties owned at January 1, 1995 (the "Core Portfolio"). The revenue increase in the Core Portfolio is due to contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space.

For the six month period ended June 30, 1996, rental revenues increased by $19.2 million or 26.7% to $91.1 million, as compared to $71.9 million for the corresponding period ended June 30, 1995. The increase was attributable to revenues in the amount of $10.0 million from the 1995 Acquisitions, $3.0 million from the 1995 Developments, $4.5 million from the 1996 Acquisitions, and $1.7 million from the Core Portfolio.

As a result of the 1995 Acquisitions, 1996 Acquisitions, and 1995 Developments, the Company's rentable square footage increased by 3.4 million square feet or 22.2% to 18.7 million square feet on June 30, 1996 from 15.3 million on June 30, 1995. At June 30, 1996 the portfolio of stabilized properties was 96.0% leased. By property type, the office portfolio was 95.2% leased, the industrial portfolio was 96.8% leased and the retail portfolio was 93.0% leased.

Interest and other income increased by $0.5 million and $0.7 million or 100.0% and 63.6% for the three and six month periods ended June 30, 1996, respectively, as compared with similar periods in 1995. The net increases in interest and other income were primarily due to $0.5 million and $0.8 million in interest income earned on investments in mortgages during the three and six month periods ended June 30, 1996, respectively. The increase in interest and other income for the six months ended June 30, 1996, was offset by a $0.1 million decrease in management income. The decrease in management fee income is attributable to the Company's acquisition of certain properties previously managed by the Company.

Rental expenses increased by $1.6 million or 27.1% for the three months ended June 30, 1996, as compared with the same period in 1995. Real estate taxes increased by $1.1 million or 39.3% for the three months ended June 30, 1996, as compared with the same period in 1995. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. On a percentage basis, property operating expenses were 24.4% and 23.4% of rental revenues for the quarters ended June 30, 1996 and June 30, 1995, respectively. The total increase in operating expenses is due to a $1.5 million increase attributable to the 1995 Acquisitions, a $0.5 million increase attributable to the 1995 Developments, a $0.6 million increase attributable to the 1996 Acquisitions, and a $0.1 million increase attributable to the Core Portfolio.

For the six month period ended June 30, 1996, rental expenses increased by $3.4 million or 29.8% to $14.8 million, as compared to $11.4 million for the corresponding period ended June 30, 1995. Real estate taxes increased by $1.6 million or 28.1% to $7.3 million for the six month period ended June 30, 1996, as compared to $5.7 million for the corresponding period ended June 30, 1995. The total increase in property operating expenses is due to a $3.4 million increase attributable to the 1995 Acquisitions, a $0.8 million increase attributable to the 1995 Developments and a $0.8 million increase attributable to the 1996 Acquisitions. On a percentage basis, property operating expenses were 24.2% and 23.7% of rental revenues for the six months ended June 30, 1996 and 1995, respectively.

Interest expense decreased by $4.3 million or 35.5% to $7.8 million for the three months ended June 30, 1996 from $12.1 million for the same period in 1995. For the six month period ended June 30, 1996, interest expense decreased by $8.3 million or 33.2% to $16.7 million, from $25.0 million for the same period in 1995. The decrease in interest expense is due to both lower average total debt outstanding for the six months ended June 30, 1996 as compared to the same period in 1995 and to the elimination of the amortization of debt discount as a result of the December 1995 refinancing of $347 million of secured mortgage debt (the "Prudential Debt"). The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and 4.25 million shares of Series B Preferred Stock. The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense.

Depreciation and amortization expenses increased by $0.9 million or 11.4% and $2.0 million or 13.1% for the three and six month periods ended June 30, 1996, respectively, as compared with the same periods in 1995 due to the 1995 and 1996 Acquisitions and Developments completed.

General and administrative expenses and other expenses increased by $0.4 and $0.6 million for the three and six month periods ended June 30, 1996, respectively, as compared with the same periods in 1995, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 5.4% and 5.3% of rental revenues for the three and six month periods ended June 30, 1996, respectively, as compared with 5.6% and 5.9% for the same periods in 1995.

Net income before minority interests increased by $10.1 million or 144.3% to $17.1 million for the three month period ended June 30, 1996 from $7.0 million for the same period in 1995. For the six month period ended June 30, 1996, net income before minority interests increased by $20.6 million or 180.7% to $32.0 million over the same period in 1995. The increase in net income is principally due (i) to income from the 1995 and 1996 Acquisitions, the 1995 Developments and the increased property operating income (rental revenue less property operating expenses) generated by the Core Portfolio as a result of contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space and (ii) the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 1996, cash provided by operating activities increased by $16.3 million or 47.9% to $50.3 million, as compared to $34.0 million for the same period in 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, 1995 Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $65.1 million or 71.9% to $155.7 million for the first six months of 1996, as compared to $90.6 million for the same period in 1995. The increase is attributable to the Company's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $56.5 million or 106.2% to $109.7 million for the first six months of 1996, as compared to $53.2 million for the same period in 1995. During the first six months of 1996, cash provided by financing activities consisted, primarily, of $151.3 million in net proceeds from the sale of Common Stock and Class C Common Stock, and $98.9 million net proceeds from the issuance of unsecured investment grade notes, which was offset by net payments of $31.5 million on the line of credit and payments of $72.4 million on mortgage loans. Additionally, payments of distributions increased by $14.2 million to $36.8 million for the first six months of 1996, as compared with $22.6 million for the same period in 1995. The increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

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

At June 30, 1996, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Company has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.5%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At June 30, 1996, the Company had $86.2 million outstanding under the Facility. Effective on August 1, 1996, the Facility was amended to reduce the interest rate to LIBOR plus 1.25%.

In December 1995, the Company issued in a public offering $260.0 million of unsecured investment grade rated notes (the "Unsecured Notes") and the Company issued $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000 priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001 priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002 priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

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

On January 19, 1996 the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. As a result of the December 1995 and January 1996 offerings of unsecured notes, as of June 30, 1996, the Company had $360.0 million outstanding of investment grade rated unsecured notes in four tranches that mature from 2000 to 2004.

In addition to the Unsecured Notes and the Facility, the Company has $40.3 million of secured indebtedness (the "Mortgages") at June 30, 1996. The Mortgages have interest rates varying from 7.5% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.4 million of assessment bonds outstanding as of June 30, 1996.

On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including 637,500 shares sold pursuant to the underwriters' exercise of their over-allotment option) through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds of $151.3 million were used primarily to repay floating rate debt.

In January 1996, the Company filed a shelf registration statement (the "January 1996 Shelf Registration Statement") with the SEC to register 1,407,005 shares of Common Stock issuable by the Company upon conversion of shares of Series A Preferred Stock and upon conversion of partnership units in the Operating Partnership by certain holders thereof. The January 1996 Shelf Registration Statement was declared effective by the SEC on February 28, 1996. The Company will receive no proceeds from the sale of Common Stock under the January 1996 Shelf Registration Statement.

In May 1996, the Company and the Operating Partnership filed a shelf registration statement (the "May 1996 Shelf Registration Statement") with the SEC which registered $250.0 million of equity securities of the Company and $250.0 million of debt securities of the Operating Partnership. The May 1996 Shelf Registration Statement was declared effective by the SEC on June 20, 1996.

In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005 and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the medium-term notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. As of July 31, 1996, $50.0 million of debt securities remained available for issuance under the medium-term note program.

After completion of the issuance of the July Notes, the Company has the capacity pursuant to the October 1995 Shelf Registration Statement and the May 1996 Shelf Registration Statement to issue up to approximately $392.0 million in equity securities and the Operating Partnership has the capacity pursuant to the October 1995 Shelf Registration Statement and the May 1996 Shelf Registration Statement to issue up to $240.0 million in debt securities (including the $50.0 million of medium-term notes available under the medium-term note program).

In August 1996, the Company filed a shelf registration statement (the "August Shelf Registration Statement") with the SEC to register 50,000 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the August Shelf Registration Statement.

FUNDS FROM OPERATIONS

The Company considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Company calculated Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company will not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company will include an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock. Assuming such conversion, the average number of shares outstanding for the three and six months ended June 30, 1996 are 43,438,132 and 41,271,774, respectively, and 33,085,328 and 30,387,786 for the same periods in 1995.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (based on the new NAREIT definition)
                             (dollars in thousands)

                                                       Three Months Ended              Six Months Ended
                                                       ------------------              ----------------
                                                  June 30, 1996   June 30, 1995  June 30, 1996    June 30, 1995
                                                  -------------   -------------  -------------    -------------

        Net income before minority interest         $ 17,131        $  6,991        $ 31,960        $ 11,431

        Add:

        Depreciation and Amortization                  8,723           7,855          17,197          15,194

        Dividends on Series B Preferred Stock         (2,510)             --          (5,020)             --

        Other, net                                       120              65             236             140

        Straight-lined rent                              125             (78)             55            (263)
                                                    --------        --------        --------        --------

               Funds from Operations                $ 23,589        $ 14,833        $ 44,428        $ 26,502
                                                    ========        ========        ========        ========

Because of the impact of the December Offerings on the Company's balance sheet and result of operations, the Company believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility, as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Company's calculation of Funds from Operations for the three and six months ended June 30, 1995, based on the new NAREIT definition and adjusted to reflect the December Offerings and the conversion of the secured line of credit into an unsecured facility.

                       STATEMENT OF FUNDS FROM OPERATIONS
                       1995 New NAREIT Definition Adjusted
                             (dollars in thousands)

                                                                        Three Months Ended     Six Months Ended
                                                                        ------------------     ----------------
                                                                           June 30, 1995        June 30, 1995
                                                                           -------------        -------------
        Funds From Operations - New Definition                                $ 14,833             $ 26,502

        Add:

             Amortization of Discount and Deferred Financing Fees                2,455                4,974
                                                                              --------             --------

        Funds From Operations - Old Definition                                  17,288               31,476


        Less:

               Restructuring of Secured Debt (1)                                  (958)              (1,916)

               Amortization of Discount and Deferred Financing Fees (2)           (311)                (686)
                                                                              --------             --------

        Funds From Operations - Pro Forma New Definition                      $ 16,019             $ 28,874
                                                                              ========             ========



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

        PART II. OTHER INFORMATION

        Item 2.              Changes in Securities

        None.

        Item 6.              Exhibits and Reports on Form 8-K

        (A)                  Exhibits

            The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.

            Exhibit Number                                           Page Number
            --------------                                           -----------
            1.1   Distribution Agreement Relating to the Medium-Term
                  Note Program

            3.1 Articles of Amendment of Spieker Properties, Inc. (amending articles of incorporation) (incorporated by reference to Exhibit 3.2 to Spieker Properties, Inc.'s shelf registration statement filed with the Securities and Exchange Commission on August 2, 1996)

            4.1 Fifth Supplemental Indenture relating to the Medium-Term Note Program

            4.2 * Amended and Restated Spieker Properties, Inc.
                  1993 Directors' Stock Option Plan

            4.3 * Amended and Restated Spieker Properties, Inc.
                  1993 Stock Incentive Plan

            10.1 Amendment No. 1 to the Credit Agreement among Spieker Properties, L.P. as borrower, and Wells Fargo Bank, The First National Bank of Boston, Seattle - First National Bank of Boston, Seattle - First National Bank and Union Bank, as lenders, dated as of July 24, 1996.

            12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

            27.1 Article 5 Financial Data Schedule (EDGAR filing only)

                 * Indicates management contract or compensatory plan or
                   arrangement

        (B) Reports on Form 8-K
                      The Company filed a current report on Form 8-K dated June
               18, 1996, containing combined statements of revenue and certain expenses for the six acquired properties and two investments in mortgages.
                      The Company filed a current report on Form 8-K dated July
               15, 1996, containing combined statements of revenue and certain expenses for the City Portfolio.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                  Spieker Properties, Inc.
                                                  (Registrant)




Dated: August 14, 1996                            /s/ Elke Strunka
       ---------------------                      ------------------------------
                                                  Elke Strunka,
                                                  Vice President
                                                  Principal Accounting Officer