Form 10-Q
period 1996-09-30
SPIEKER PROPERTIES INC
filed 1996-11-08
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

31,811,861 shares of Common Stock, $0.0001 par value as of November 1, 1996. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of November 1, 1996. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of November 1, 1996.

                            SPIEKER PROPERTIES, INC.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements ...............................................................................

           Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995..........................
           Consolidated Statements of Operations for the Three Month and Nine Month Periods
              Ended September 30, 1996 and September 30, 1995..................................................
           Consolidated Statement of Stockholders' Equity for the Nine Month Period
              Ended September 30, 1996.........................................................................
           Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1996
              and September 30, 1995...........................................................................
           Notes to Consolidated Financial Statements..........................................................

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities...............................................................................
Item 6.    Exhibits and Reports on Form 8-K....................................................................
Signatures ....................................................................................................

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, Inc. ("the Company"):

     (i) Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995

     (ii) Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 1996 and September 30, 1995

     (iii) Consolidated Statement of Stockholders' Equity for the Nine Month Period Ended September 30, 1996

     (iv) Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1996 and September 30, 1995

     (v)  Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K/A for the year ended December 31, 1995.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                                     ASSETS


                                                           September 30, 1996   December 31, 1995
                                                           ------------------   -----------------
                                                               (unaudited)
INVESTMENTS IN REAL ESTATE
  Properties:
  Land, land improvements and leasehold interests              $   357,280        $   303,157
  Buildings and improvements                                       947,005            756,734
  Construction in progress                                          31,901             38,980
                                                               -----------        -----------
                                                                 1,336,186          1,098,871
  Less - Accumulated depreciation                                 (135,592)          (124,612)
                                                               -----------        -----------
      Net investments in properties                              1,200,594            974,259
  Investments in mortgages                                          14,342               --
                                                               -----------        -----------
      Net investments in real estate                             1,214,936            974,259


CASH AND CASH EQUIVALENTS                                           24,541              7,573


ACCOUNTS RECEIVABLE                                                  3,353              3,351


DEFERRED RENT RECEIVABLE                                             4,391              4,698


RECEIVABLE FROM RELATED PARTY                                          109                386


DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $8,834 and $9,586 as of September 30,
  1996 and December 31, 1995, respectively                          16,686             13,485


FURNITURE, FIXTURES AND EQUIPMENT, net                               2,225              1,678


PREPAID EXPENSES AND OTHER ASSETS                                    3,649              6,067
                                                               -----------        -----------

                                                               $ 1,269,890        $ 1,011,497
                                                               ===========        ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              September 30, 1996    December 31, 1995
                                                                              ------------------    -----------------
                                                                                  (unaudited)
DEBT
  Unsecured notes                                                                 $   510,000        $   260,000
  Unsecured line of credit                                                             39,000            117,700
  Mortgage loans                                                                       47,301            112,702
                                                                                  -----------        -----------
      Total debt                                                                      596,301            490,402
                                                                                  -----------        -----------
ASSESSMENT BONDS PAYABLE                                                               12,176             12,140
ACCOUNTS PAYABLE                                                                        3,619              3,804
ACCRUED REAL ESTATE TAXES                                                               5,018                506
ACCRUED INTEREST                                                                        9,658              2,510
UNEARNED RENTAL INCOME                                                                  6,410              6,972
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                    18,655             15,588
OTHER ACCRUED EXPENSES AND LIABILITIES                                                 14,918             12,202
                                                                                  -----------        -----------
  Total liabilities                                                                   666,755            544,124
                                                                                  -----------        -----------

MINORITY INTERESTS                                                                     44,768             47,526
                                                                                  -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                            --                 --

STOCKHOLDERS' EQUITY
  Series A Preferred Stock: cumulative, convertible, $.0001 par value,
    1,000,000 shares authorized, issued and outstanding, $25,000
    liquidation preference                                                             23,949             23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value,
    5,000,000 shares authorized, 4,250,000 issued and outstanding, $106,250
    liquidation preference                                                            102,064            102,064
  Common Stock: $.0001 par value, 660,500,000 shares authorized, 31,811,861 and 26,724,074 shares issued and outstanding as of September 30, 1996,
    and December 31, 1995, respectively                                                     3                  3
  Class B Common Stock: $.0001 par value, 2,000,000 shares authorized,
    issued and outstanding                                                               --                 --
  Class C Common Stock: $.0001 par value, 1,500,000 shares authorized,
    1,176,470 issued and outstanding as of September 30, 1996                            --                 --
  Excess Stock: $.0001 par value per share, 330,000,000 shares authorized,
    no shares issued or outstanding                                                      --                 --
  Additional paid-in capital                                                          432,912            303,320
  Deferred compensation                                                                  (561)              (652)
  Retained earnings (deficit)                                                            --               (8,837)
                                                                                  -----------        -----------
      Total stockholders' equity                                                      558,367            419,847
                                                                                  -----------        -----------

                                                                                  $ 1,269,890        $ 1,011,497
                                                                                  ===========        ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                     Three Months Ended                  Nine Months Ended
                                                                     ------------------                  -----------------
                                                                        September 30                        September 30
                                                                        ------------                        ------------
                                                                   1996              1995              1996             1995
                                                                   ----              ----              ----             ----
REVENUE
  Rental income                                                   $  51,079        $  38,627        $ 142,131        $ 110,529
  Interest and other income                                           1,064              397            3,026            1,521
                                                                  ---------        ---------        ---------        ---------
                                                                     52,143           39,024          145,157          112,050
                                                                  ---------        ---------        ---------        ---------
OPERATING EXPENSES
  Rental expenses                                                     9,578            6,177           24,351           17,556
  Real estate taxes                                                   3,989            3,132           11,292            8,822
  Interest expense, including amortization of finance costs           9,761           10,690           26,443           35,711
  Depreciation and amortization                                      10,033            8,100           27,373           23,384
  General and administrative and other expenses                       2,686            2,114            7,491            6,335
                                                                  ---------        ---------        ---------        ---------
                                                                     36,047           30,213           96,950           91,808
                                                                  ---------        ---------        ---------        ---------
  Income from operations before disposal of real estate
    properties and minority interests                                16,096            8,811           48,207           20,242
                                                                  ---------        ---------        ---------        ---------

DISPOSAL OF REAL ESTATE PROPERTIES
  Loss on sale                                                       (1,483)            --             (1,483)            --
                                                                  ---------        ---------        ---------        ---------

  Income from operations before minority interests                   14,613            8,811           46,724           20,242
                                                                  ---------        ---------        ---------        ---------

MINORITY INTERESTS' SHARE IN NET INCOME                              (1,826)          (1,556)          (6,121)          (3,885)
                                                                  ---------        ---------        ---------        ---------
  Net income                                                         12,787            7,255           40,603           16,357
                                                                  ---------        ---------        ---------        ---------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                             (524)            (512)          (1,573)          (1,536)
  Series B Preferred Stock                                           (2,510)            --             (7,530)            --
                                                                  ---------        ---------        ---------        ---------
  Net income available to Common Stockholders                     $   9,753        $   6,743        $  31,500        $  14,821
                                                                  =========        =========        =========        =========

INCOME PER SHARE OF COMMON STOCK
      Net income                                                  $     .27        $     .23        $     .92        $     .59
                                                                  =========        =========        =========        =========

DIVIDENDS AND DISTRIBUTIONS PER SHARE
  Series A Preferred Stock                                        $     .52        $     .51        $    1.57        $    1.53
                                                                  =========        =========        =========        =========
  Series B Preferred Stock                                        $     .59        $    --          $    1.77        $    --
                                                                  =========        =========        =========        =========
  Common Stock, including Class B and Class C                     $     .43        $     .42        $    1.34        $    1.26
                                                                  =========        =========        =========        =========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                             (dollars in thousands)
                                   (UNAUDITED)



                                          Series A     Series B      Common      Class B      Class C       Common      Additional
                                         Preferred    Preferred      Stock        Common       Common      Stock Par     Paid-in
                                           Stock        Stock        Shares    Stock Shares Stock Shares     Value       Capital
                                           -----        -----        ------    -------------------------     -----       -------
BALANCE AT DECEMBER 31, 1995              $ 23,949     $102,064    26,724,074    2,000,000           -     $      3      $303,320
  Common Stock Offering                          -            -     5,022,500           -            -            -       121,368
  Class C Common Stock Offering                  -            -             -           -     1,176,470           -        29,963
  Stock Options Exercised                        -            -        41,750           -            -            -           856
  Restricted Stock Grant                         -            -         8,000           -            -            -           200
  Non-cash Compensation Merit Fund               -            -             -           -            -            -            75
  Conversion of Operating Partnership            -            -        15,537           -            -            -           386
Interests
  Amortization of Deferred Compensation          -            -             -           -            -            -             -
  Dividends Declared                             -            -             -           -            -            -       (23,256)
  Net Income                                     -            -             -           -            -            -             -
                                          --------     --------    ----------    --------     --------     --------      --------

BALANCE AT SEPTEMBER 30, 1996             $ 23,949     $102,064    31,811,861    2,000,000    1,176,470    $      3      $432,912
                                          ========     ========    ==========    =========    =========    ========      ========



                                                       Retained
                                           Deferred    Earnings
                                         Compensation  (Deficit)      Total
                                         ------------  ---------      -----
BALANCE AT DECEMBER 31, 1995             $   (652)    $ (8,837)    $419,847
  Common Stock Offering                         -            -      121,368
  Class C Common Stock Offering                 -            -       29,963
  Stock Options Exercised                       -            -          856
  Restricted Stock Grant                     (200)           -            -
  Non-cash Compensation Merit Fund              -            -           75
  Conversion of Operating Partnership           -            -          386
Interests
  Amortization of Deferred Compensation       291            -          291
  Dividends Declared                            -      (31,766)     (55,022)
  Net Income                                    -       40,603       40,603
                                         --------     --------     --------

BALANCE AT SEPTEMBER 30, 1996            $   (561)    $      -     $558,367
                                         =========    ========     ========




        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                             (dollars in thousands)
                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                                    September 30
                                                                                    ------------
                                                                                 1996          1995
                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $  40,603    $  16,357
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                  27,373       23,384
  Amortization of prepaid interest and deferred financing costs                     956        7,418
  Non-cash compensation                                                             381          276
  Minority share of net income                                                    6,121        3,885
  Loss on sale of real estate                                                     1,483           --
  Decrease (increase) in deferred rent receivable                                   307         (275)
  (Increase) decrease in accounts receivable                                         (2)       1,002
  Decrease in receivable from related party                                         277           65
  Decrease (increase) in prepaid expenses and other assets                        1,239         (994)
  Decrease in assessment bonds payable                                             (573)        (342)
  (Decrease) increase in accounts payable                                          (185)       5,155
  Increase in accrued real estate taxes                                           4,512        3,390
  Increase (decrease) in accrued interest                                         7,148         (480)
  Increase in other accrued expenses and liabilities                              2,520        2,294
  Decrease in unearned rental income                                               (562)      (1,181)
  Decrease in payable to related party                                               --       (1,186)
                                                                              ---------    ---------
      Net cash provided by operating activities                                  91,598       58,768
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                      (253,374)    (128,401)
  Additions to leasing costs                                                     (4,288)      (2,994)
  Additions to investment in mortgages                                          (14,342)          --
  Proceeds from disposal of property                                              2,001           --
                                                                              ---------    ---------
      Net cash used for investing activities                                   (270,003)    (131,395)
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                            513,050      139,431
  Payments on debt                                                             (407,151)    (196,755)
  Payment of financing fees                                                      (2,250)        (303)
  Payment of dividends/distributions                                            (60,463)     (38,201)
  Proceeds from sale of Common Stock, net of issuance costs                     121,368      117,158
  Proceeds from sale of Class B Common Stock, net of issuance costs                  --       49,961
  Proceeds from sale of Class C Common Stock, net of issuance costs              29,963           --
  Proceeds from stock options exercised                                             856          645
                                                                              ---------    ---------
      Net cash provided by financing activities                                 195,373       71,936
                                                                              ---------    ---------
      Net increase (decrease) in cash and cash equivalents                       16,968         (691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  7,573        9,663
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  24,541    $   8,972
                                                                              =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                         20,181       29,119
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                  --         22,827
Increase to land and assessment bonds payable                                       609        4,034
Minority interest capital recorded in relation to property acquisitions            --         10,113
Write-off of fully depreciated property                                          12,979        3,369
Write-off of fully amortized deferred financing and leasing costs                 4,098        1,847
Conversion of operating partnership units into Common Stock with resulting
  reduction in minority interest and increase in additional paid-in-capital         386          343
Restricted Stock Grants                                                             200           --



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                    (dollars in thousands, except share data)
                                   (UNAUDITED)


1.    ORGANIZATION AND BASIS OF PRESENTATION

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

     The Company is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of September 30, 1996, the Company owned (i) 100 percent of 134 properties, (ii) an effective 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in 1 property, (iv) a 92.5 percent interest with SWIP in 1 property, and (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Company. The Company's 149 stabilized properties, aggregating approximately 20.4 million leasable square feet, are comprised of 80 industrial properties, 54 office properties, and 15 retail properties. All of the properties are located in California and the Pacific Northwest.

     The Company owned approximately 84.9 percent of the Operating Partnership as of September 30, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 1996, and December 31, 1995, its consolidated results of operations, for the three and nine month periods ended September 30, 1996 and 1995, and its consolidated cash flows for the nine month periods ended September 30, 1996 and 1995. The Company's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at September 30, 1996, and December 31, 1995, is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Interim Financial Information

     The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that adequate disclosures have been made.

     The interim results for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

     Investments in Real Estate

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

     Land improvements and leasehold interests         18 to 40 years
     Buildings and improvements                        10 to 40 years
     Tenant improvements                               Term of the related lease

     Investments in properties are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) during the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1996, none of the carrying values of the properties exceeded their estimated fair values.

     As of September 30, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     The Company is considering the sale of certain retail properties, though as of September 30, 1996, the Board of Directors had not yet approved a plan of disposition.

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest and real estate taxes are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

     In January 1996, the Company acquired two mortgage loans for the initial cost of $14,333. The mortgages are secured by real estate, have an aggregate face value of $21,000, require monthly principal and interest payments of $163, and mature in December 1999. The Company assesses possible impairment of these loans on a quarterly basis by reviewing the fair value of the underlying real estate. At September 30, 1996, the value of the underlying real estate was in excess of the carrying value of the mortgage loans.

     The land on which three of the Company's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040 and, unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Company will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

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

     Fair Value of Financial Investments

     Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, overnight repurchase agreements, and investments in money market funds, with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

     Interest and Other Income

     Interest and other income includes interest income on cash, cash equivalents and mortgage investments, management fee income and a $150 extraordinary gain on the early extinguishment of debt.

     Net Income (Loss) Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B Common Stock and Class C Common Stock) during the period, including the dilutive effect of vested stock options. The weighted average common shares outstanding for the three and nine month periods ended September 30, 1996 and 1995 are as follows:


                                                  Weighted Average
                                              Common Shares Outstanding
                                              -------------------------
                    Three months ended:
                      September 30, 1996          35,728,317
                      September 30, 1995          29,247,568

                    Nine months ended:
                      September 30, 1996          34,280,115
                      September 30, 1995          25,023,655

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

3.    RELATED PARTY TRANSACTIONS

     Receivable From Related Party

     The receivable from related party at September 30, 1996, and December 31, 1995, represents management fees and reimbursements from Spieker Partners related entities.

4.   DEBT

     Unsecured Notes

     On July 19 and 22, 1996, the Company issued unsecured notes totaling $150,000 in principal, consisting of $100,000 of notes maturing in 2005 with an 8.00% interest rate and $50,000 of notes maturing in 2001 with a 7.58% interest rate. Net proceeds were used to repay borrowings on the unsecured line of credit.

     As of September 30, 1996, the Company has outstanding $510,000 in investment grade rated unsecured notes with varying interest rates from 6.65% to 8.00% payable semi-annually. The notes are due on various dates from 2000 to 2005.

     Unsecured Line of Credit

     The maximum amount available under the Company's unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.25% and matures in November 1997. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of September 30, 1996, the amount drawn on the facility was $39,000.

     Mortgage Loans

     Mortgage loans of $47,301 as of September 30, 1996, are secured by a first or second deed of trust on related properties. The mortgage loans carry interest rates ranging from 7.5% to 13.75%, require monthly principal and interest payments, and mature on various dates from 1996 to 2012.

5.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at September 30, 1996, and December 31, 1995, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of September 30, 1996, and December 31, 1995, are as follows:


                                     September 30, 1996     December 31, 1995
                                     ------------------     -----------------
     Shares of:
      Common Stock                       31,811,861            26,724,074
      Class B Common Stock                2,000,000             2,000,000
      Class C Common Stock                1,176,470                     -
      Series A Preferred Stock            1,000,000             1,000,000
      Series B Preferred Stock            4,250,000             4,250,000

Minority Interest Holders                 6,549,819             6,565,356

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

     In December 1995, the Company sold 4,250,000 shares of Series B Preferred Stock at $25.00 per share and concurrently sold $260,000 of unsecured investment grade rated notes through underwritten public offerings (collectively referred to as the "December 1995 Offerings"). Net proceeds of $358,900 were used to prepay cross-collateralized mortgage obligations outstanding and certain fees to Prudential Insurance Company.

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

     Preferred Stock

     The 1,000,000 shares of Series A Cumulative, Convertible, Preferred Stock rank senior to the Company's Common Stock as to dividends and liquidation rights. The shares are convertible at $20.50 per share into 1,219,512 shares of the Company's Common Stock and have voting rights equal to 1,219,512 shares of Common Stock. The dividend per share, calculated on the converted numbers of shares, is equal to the Common Stock dividend, provided that the dividend yield on the preferred stock may not be less than the initial dividend rate thereof. With respect to the payment of dividends and amounts upon liquidation, the Series A Preferred Stock ranks on parity with the Company's Series B Preferred Stock and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

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

7.   EMPLOYEE STOCK PLANS

     Employee Stock Incentive Pool

     At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their Operating Partnership Units for awards to personnel employed by the Company at the time of the IPO. The units are converted into Common Stock at the time of grant. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995, and January 1, 1996, resulting in a total of 75% of potential stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

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

     For the nine month period ended September 30, 1996, non-cash compensation expense recognized for such awards was $291.

     Stock Incentive Plan

     The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance under other stock compensation plans of the Company. As of September 30, 1996, options on approximately 1,529,750 shares of Common Stock at an exercise price of $20.50 per share, and 200,000 shares of Common Stock at an exercise price of $25.00 per share have been granted under the Plan. To date, 75,250 share options have been exercised and 747,000 share options are currently exercisable.

     Directors' Stock Option Plan

     On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to Independent Directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested.

8.   ACQUISITIONS

     The Company acquired the following properties during the nine month period ended September 30, 1996:


                                                                           Total Rentable
     Project Name                       Location         Property Type(1)    Square Feet    Date Acquired     Initial Cost
     ------------                       --------         ----------------    -----------    -------------     ------------
     Bayside Corporate Center           Foster City, CA           O             84,925          Jan '96         $ 10,000
     Benicia Industrial                 Benicia, CA               I          1,822,788          Jan '96         $ 41,100
     Everett Industrial                 Everett, WA               I            150,154          Mar '96         $  7,400
     Carmel Valley Centre I & II        San Diego, CA             O            106,921          Apr '96         $ 14,000
     2290 North First Street            San Jose, CA              O             75,680          May '96         $  6,000
     Everett 526                        Everett, WA               I             97,523          May '96         $  4,300
     Port of Oakland                    Oakland, CA               I            199,733          May '96         $  6,800
     Doolittle Drive                    San Leandro, CA           I            113,196          May '96         $  3,500
     10700 Northup Building             Bellevue, WA              O             55,854          May '96         $  4,600
     Dove Street                        Newport Beach, CA         O             78,052          June '96        $  7,900
     Fidelity Plaza                     Sacramento, CA            O             77,453          July '96        $  5,000
     The City                           Orange, CA                O            595,056          July '96        $ 34,400
     MacArthur Park                     Santa Ana, CA             I             93,158          Aug '96         $  6,200
     Fairchild Corporate Center         Irvine, CA                O            104,973          Aug '96         $ 10,100
     Stadium Plaza                      Anaheim, CA               I            769,003          Aug '96         $ 38,400

     (1)  "O" indicates office property; "I" indicates industrial property.

     Additionally, the Company acquired two mortgages secured by two office properties in San Jose, California for the initial cost of $14,333.

9.   DEVELOPMENTS

     During the nine month period ended September 30, 1996, the Company acquired five parcels of land for development. The total initial cost of these five parcels was $7,243.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     RESULTS OF OPERATIONS

     The following comparison is of the Company's consolidated operations for the three and nine month periods ended September 30, 1996, as compared to the corresponding periods ended September 30, 1995.

     Rental revenues for the third quarter of 1996 increased by $12.5 million or 32.4% to $51.1 million, as compared with $38.6 million for the quarter ended September 30, 1995. Of this increase, $3.5 million was generated by properties acquired during 1995 (the "1995 Acquisitions"). During 1995, the Company invested $164.8 million to acquire properties totaling 2.3 million square feet. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus the projected cost of certain repositioning capital expenditures anticipated at the time of purchase.

     $2.5 million of the rental increase in the third quarter of 1996 was generated by property developments (the "Developments"). During the nine month period ended September 30, 1996, seven properties totaling 0.9 million square feet have been completed and added to the Company's portfolio of stabilized properties. The total cost of such properties, including the estimated cost to complete initial tenant improvements, is $63.0 million. The Company also has a current development pipeline consisting of eleven properties representing a total projected cost of $82.3 million and 1.3 million square feet. Certain of the properties in the development pipeline are shell complete and partially occupied.

     $6.1 million of the rental revenue increase in the third quarter of 1996 was generated by properties acquired during the nine month period ended September 30, 1996. During the first three quarters of 1996, the Company acquired properties totaling 3.4 million square feet, net of 1.0 million square feet, in two properties acquired, undergoing substantial repositioning (the "1996 Acquisitions"). The Company estimates the total investment in the 1996 Acquisitions completed as of September 30, 1996, will be $227.9 million.

     The remaining $0.4 million of the increase in rental revenues is attributable to revenue increases in the properties owned at January 1, 1995, (the "Core Portfolio"). The revenue increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space. During the first nine months of 1996, the Company completed 470 lease transactions for the renewal or re-leasing of 2.7 million square feet of second-generation space. On average, the new effective rates were 10.8% higher than the expiring rent.

     For the nine month period ended September 30, 1996, rental revenues increased by $31.6 million or 28.6% to $142.1 million, as compared to $110.5 million for the corresponding period ended September 30, 1995. The increase was attributable to revenues in the amount of $14.0 million from the 1995 Acquisitions, $5.3 million from the Developments, $10.0 million from the 1996 Acquisitions, and $2.3 million from the Core Portfolio.

     As a result of the 1995 Acquisitions, 1996 Acquisitions, and the Developments, the Company's rentable square footage increased by 4.8 million square feet or 30.8% to 20.4 million square feet on September 30, 1996, from 15.6 million on September 30, 1995. At September 30, 1996, the portfolio of stabilized properties was 94.9% leased. By property type, the office portfolio was 93.4% leased, the industrial portfolio was 95.8% leased and the retail portfolio was 93.7% leased.

     Interest and other income increased by $0.7 million and $1.5 million or 175.0% and 100.0% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The net increases in interest and other income were primarily due to $0.5 million and $1.3 million in interest income earned on investments in mortgages during the three and nine month periods ended September 30, 1996, respectively.

     Rental expenses increased by $3.4 million or 54.8% for the three month period ended September 30, 1996, as compared with the same period in 1995. Real estate taxes increased by $0.9 million or 29.0% for the three month period ended September 30, 1996, as compared with the same period in 1995. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. On a percentage basis, property operating expenses were 26.6% and 24.1% of rental revenues for the quarters ended September 30, 1996, and September 30, 1995, respectively. The total increase in property operating expenses is due to a $1.2 million increase attributable to the 1995 Acquisitions, a $0.6 million increase attributable to the Developments, a $2.1 million increase attributable to the 1996 Acquisitions, and a $0.4 million increase attributable to the Core Portfolio.

     For the nine month period ended September 30, 1996, rental expenses increased by $6.8 million or 38.6% to $24.4 million, as compared to $17.6 million for the corresponding period ended September 30, 1995. Real estate taxes increased by $2.5 million or 28.4% to $11.3 million for the nine month period ended September 30, 1996, as compared to $8.8 million for the corresponding period ended September 30, 1995. The total increase in property operating expenses is due to a $4.6 million increase attributable to the 1995 Acquisitions, a $1.5 million increase attributable to the Developments, a $0.3 million increase attributable to the Core Portfolio, and a $2.9 million increase attributable to the 1996 Acquisitions. On a percentage basis, property operating expenses were 25.1% and 23.9% of rental revenues for the nine month periods ended September 30, 1996 and 1995, respectively.

     Interest expense decreased by $0.9 million or 8.4% to $9.8 million for the three month period ended September 30, 1996, from $10.7 million for the same period in 1995. For the nine month period ended September 30, 1996, interest expense decreased by $9.3 million or 26.1% to $26.4 million, from $35.7 million for the same period in 1995. The decrease in interest expense is due to the elimination of the amortization of debt discount as a result of the December 1995 refinancing of $347 million of secured mortgage debt (the "Prudential Debt"). The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and 4.25 million shares of Series B Preferred Stock. The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense.

     Depreciation and amortization expenses increased by $1.9 million or 23.5% and $4.0 million or 17.1% for the three and nine month periods ended September 30, 1996, respectively, as compared with the same periods in 1995 due to the 1995 and 1996 Acquisitions and the Developments.

     General and administrative expenses and other expenses increased by $0.6 and $1.2 million for the three and nine month periods ended September 30, 1996, respectively, as compared with the same periods in 1995, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 5.3% and 5.3% of rental revenues for the three and nine month periods ended September 30, 1996, respectively, as compared with 5.4% and 5.7%, respectively, for the same periods in 1995.

     Net income before minority interests and disposal of real estate properties increased by $7.3 million or 83.0% to $16.1 million for the three month period ended September 30, 1996, from $8.8 million for the same period in 1995. For the nine month period ended September 30, 1996, net income before minority interests and disposal of real estate properties increased by $28.0 million or 138.6% to $48.2 million from the amount for the same period in 1995. The increase in net income is principally due to (i) the increase in income from the 1995 and 1996 Acquisitions, the Developments and the increased property operating income (rental revenue less property operating expenses) generated by the Core Portfolio as a result of increased rental rates realized on the renewal and re-leasing of second-generation space and (ii) the decrease in interest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended September 30, 1996, cash provided by operating activities increased by $32.8 million or 55.8% to $91.6 million, as compared to $58.8 million for the same period in 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $138.6 million or 105.5% to $270.0 million for the first nine months of 1996, as compared to $131.4 million for the same period in 1995. The increase is attributable to the Company's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $123.5 million or 171.8% to $195.4 million for the first nine months of 1996, as compared to $71.9 million for the same period in 1995. During the first nine months of 1996, cash provided by financing activities consisted, primarily, of $152.2 million in net proceeds from the sale of Common Stock and Class C Common Stock, and $248.1 million in net proceeds from the issuance of unsecured notes, which was offset by net payments of $78.7 million on the line of credit and net payments of $65.4 million on mortgage loans. Additionally, payments of distributions increased by $22.3 million to $60.5 million for the first nine months of 1996, as compared with $38.2 million for the same period in 1995. The increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

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

     At September 30, 1996, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

     The Company has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At September 30, 1996, the Company had $39.0 million outstanding under the Facility.

     In December 1995, the Company issued in a public offering $260.0 million of unsecured investment grade rated notes (the "Unsecured Notes") and the Company issued $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000, priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001, priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002, priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

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

     On January 19, 1996, the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005 and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. As of September 30, 1996, $50.0 million of debt securities remained available for issuance under the medium-term note program.

     As of September 30, 1996, the Company had $510.0 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2005.

     In addition to the Unsecured Notes and the Facility, the Company has $47.3 million of secured indebtedness (the "Mortgages") at September 30, 1996. The Mortgages have interest rates varying from 7.5% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.2 million of assessment bonds outstanding as of September 30, 1996.

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

     In August 1996, the Company filed a shelf registration statement (the "August 1996 Shelf Registration Statement") with the SEC to register 50,000 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. In October 1996, the Company filed a registration statement (the "October 1996 Shelf Registration Statement") with the SEC to register 245,738 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the August 1996 Shelf Registration Statement and the October 1996 Shelf Registration Statement.

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

     Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Company calculated Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company includes an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock. Assuming such conversion, the average number of shares outstanding for the three and nine month periods ended September 30, 1996, are 43,497,648 and 42,049,446, respectively, and 37,027,543 and 32,601,038 for the same periods in 1995.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (based on the new NAREIT definition)
                             (dollars in thousands)


                                                             Three Months Ended                 Nine Months Ended
                                                             ------------------                 -----------------
                                                      September 30,     September 30,    September 30,     September 30,
                                                      -------------     -------------    -------------     -------------
                                                           1996              1995             1996              1995
                                                           ----              ----             ----              ----

     Net income before minority interest
       and disposal of real estate properties            $  16,096         $   8,811        $  48,207         $  20,242
     Add:

     Depreciation and Amortization                           9,938             8,081           27,135            23,275

     Dividends on Series B Preferred Stock                  (2,510)                -           (7,530)                -

     Other, net                                                116               107              201               247

     Straight-lined rent                                       252               (12)             307              (275)
                                                         ---------         ---------        ---------         ---------

         Funds from Operations                           $  23,892         $  16,987        $  68,320         $  43,489
                                                         =========         =========        =========         =========

     Because of the impact of the December Offerings on the Company's balance sheet and result of operations, the Company believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility, as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Company's calculation of Funds from Operations for the three and nine month periods ended September 30, 1995, based on the new NAREIT definition and adjusted to reflect the December Offerings and the conversion of the secured line of credit into an unsecured facility.

                       STATEMENT OF FUNDS FROM OPERATIONS
                       1995 New NAREIT Definition Adjusted
                             (dollars in thousands)


                                                                                 Three Months Ended     Nine Months Ended
                                                                                 ------------------     -----------------
                                                                                 September 30, 1995    September 30, 1995
                                                                                 ------------------    ------------------

     Funds From Operations - New Definition                                           $ 16,987              $ 43,489

     Add:

        Amortization of Discount and Deferred Financing Fees                             2,443                 7,417
                                                                                      --------              --------

     Funds From Operations - Old Definition                                             19,430                50,906

     Less:

         Restructuring of Secured Debt (1)                                                (958)               (2,874)

         Amortization of Discount and Deferred Financing Fees (2)                         (299)                 (985)
                                                                                      --------              --------

     Funds From Operations - Pro Forma New Definition                                 $ 18,173              $ 47,047
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

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                           Spieker Properties, Inc.
                                           (Registrant)




Dated: November 8, 1996                    /s/ ELKE STRUNKA
       -----------------------             -----------------------------
                                           Elke Strunka,
                                           Vice President
                                           Principal Accounting Officer

                                 EXHIBIT INDEX

     Exhibit Number                                                Page Number
     --------------                                                ------------

         12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

         27.1 Article 5 Financial Data Schedule