Form 10-K
period 1996-12-31
SPIEKER PROPERTIES INC
filed 1997-03-31
CIK 911361

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

                                 (415) 854-5600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class             Name of Exchange on which Registered
        -------------------             ------------------------------------
      Series B Preferred Stock                New York Stock Exchange
           Common Stock                       New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 18, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,714,544,900. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 18, 1997, 43,406,200 shares of Common Stock ($.0001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 10, 1997.

================================================================================

                               TABLE OF CONTENTS

                                   FORM 10-K

PART I
  Item 1     Business...........................................................
  Item 2     Properties.........................................................
  Item 3     Legal Proceedings..................................................
  Item 4     Submission of Matters to a Vote of Security Holders................

PART II
  Item 5     Market for Registrant's Common Stock and Related Stockholder
             Matters............................................................
  Item 6     Selected Financial Data............................................
  Item 7     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................
  Item 8     Financial Statements and Supplementary Data........................
  Item 9     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...............................................

PART III
  Item 10    Directors and Executive Officers of the Registrant.................
  Item 11    Executive Compensation.............................................
  Item 12    Security Ownership of Certain Beneficial Owners and Management.....
  Item 13    Certain Relationships and Related Transactions.....................

PART IV
  Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K....

                                     PART I

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of various factors, including general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity.

ITEM 1.  BUSINESS

  Description of Business

     Spieker Properties, Inc. (the "Company") is a self-administered and self-managed equity real estate investment trust ("REIT") that acquires, develops and operates commercial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). As of December 31, 1996, the Company owned income-producing properties (the "Properties") aggregating approximately 21.4 million rentable square feet. The portfolio consists of industrial properties aggregating approximately 13.7 million rentable square feet, office properties aggregating approximately 6.3 million rentable square feet and retail properties aggregating approximately 1.4 million rentable square feet. The Company has acquired 3.3 million net rentable square feet of office and industrial properties since December 31, 1996, and has completed the disposal of one additional retail property. As of December 31, 1996, the average occupancy rate of the properties was approximately 96.6%.

     The Company was incorporated in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. In the IPO, the Company issued 20,400,000 shares of Common Stock at $20.50 per share, or $418.2 million and used net proceeds of $386.8 million to purchase an approximate 77.6% general partnership interest in Spieker Properties L.P. (the "Operating Partnership"). Unless the context otherwise requires, the Company and the Operating Partnership are collectively referred to as the "Company." As of December 31, 1996, the Company owned an approximate 84.9% general partnership interest in the Operating Partnership. Following the equity offering in January 1997 described herein, the percentage ownership was increased to 86.9% as of March 18, 1997.

  Business Strategy and Operational Philosophy

     The Company's principal objective is to achieve sustainable long-term growth in Funds from Operations per share. The Company has pursued this goal since its inception through a focused, strategic approach to acquisition, development and property management.

BUSINESS STRATEGY

     Focus on Quality Commercial Property. The Company invests in quality office and industrial properties that possess attributes that enable the properties to be competitive in both the short and the long run. The Company seeks to own properties in locations which provide easy access to major transportation arteries and are close to important services. With more than 25 years of experience in owning and operating income-producing properties, the Company's management possesses a high degree of knowledge of the physical and locational characteristics that give a property long-term viability.

     The Company takes significant steps to differentiate its properties from those of nearby competitors, so as to maximize their attractiveness to potential users. The Company focuses on office properties that have ample glass line per square foot of office space, and user-friendly common areas, stairs, elevators and restrooms, convenient parking and efficient suite layouts. Additionally, the Company seeks to provide amenities and services such as conference rooms and health clubs. The Company's warehouse properties typically have high clear heights, numerous dock facilities, appropriate truck staging and high-capacity sprinkler systems. The

Company also seeks to differentiate its industrial properties through the use of landscaping as well as exterior glass walls.

     The Company pays careful attention to the long-term quality of the buildings that it develops by emphasizing first-class materials, systems and workmanship during their construction. The exterior appearances of the Properties are designed to be attractive, enduring and appropriately simple. The Company avoids projects which are lavish or unnecessarily intricate, as these features tend to prematurely date buildings and often fail to deliver value from the tenants' perspective.

     Serve Wide Range of Tenants. The Company focuses on leasing space to tenants of various sizes and on owning properties that are easily divisible and therefore appeal to a wide range of potential tenants. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company's experience is that such project flexibility helps it maintain high occupancy rates particularly when market conditions are less favorable.

     By focusing on divisible projects and a wide range of tenants, the Company has been able to control the capital expenditures associated with re-leasing space. Consequently, the Company's capital expenditure requirements are relatively lower than those associated with downtown office buildings or large single tenant suburban projects. The Company also attempts to limit tenant improvement expenditures to those which are in demand by, and adaptable to, a high number of users.

     Own Suburban Properties. The Company focuses its efforts on properties in suburban markets surrounding major metropolitan areas. The Company believes that a number of significant demographic and technological factors have caused, and will continue to cause, properties in suburban areas to perform better than properties in central business districts. The desire of employees to work near their residence as well as transportation difficulties and safety concerns associated with central business districts have generally caused employers to seek facilities in the suburbs in the recent past. These factors are reinforced by technological changes which have enabled companies to operate efficiently from disparate locations.

     In each specific local submarket of a suburban area in which it operates, the Company generally seeks to own a number of properties and to be one of the most significant commercial landlords in that market. The Company believes that this strategy gives it a measure of control over the rental rates it charges for its properties. Through this approach, the Company can also offer prospective tenants a variety of property options and can provide existing tenants, who are expanding, additional space in properties owned by the Company in the same area. The Company believes that it has achieved significant market penetration within a number of the submarkets in which it operates.

     Invest in Growing Regions. The Company focuses its activities in California and the Pacific Northwest, where it believes economic growth will exceed national averages. The Company believes these regions possess diverse and vibrant economies with strong prospects for future growth due to their Pacific Rim location, quality of life, well-developed transportation infrastructures, high technology industries, well-educated employee base and excellent universities. Within California and the Pacific Northwest, the Company focuses its activities on the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles, Orange County and San Diego, which have shown to be desired locations of a large number of businesses.

     Provide Superior Level of Service. The Company's goal is to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. The Company's office property managers are located on-site, providing tenants with convenient access to management and allowing tenants to focus on their business rather than on property issues. On-site staff enable the Company's properties to be well-maintained and to convey a sense of quality, order and security that complements the suburban environments in which the properties are located. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing the Company's tenant service programs.

OPERATING PHILOSOPHY

     Fully-Integrated Management Capabilities. The Company has had, and will continue to have, a philosophy of maintaining in-house resources to add value to properties through the entire cycle of acquisition, development, and ownership, including design, construction, leasing and management. The Company utilizes in-house resources to market, lease and manage its properties and does not typically list its properties with outside businesses or use third-party management contractors. All of the Company's officers with real estate responsibility have had extensive experience marketing various properties and have, at least one time in their careers, been directly responsible for leasing specific properties. The Company believes this approach gives it a significant advantage as such depth of experience provides it with a detailed knowledge of markets and tenant preferences.

     Accountability. The Company has a philosophy of holding one senior officer or a small group of senior officers accountable, under the supervision and direction of the Company's executive officers, for all phases of a property's development, from purchase, design and budgeting through construction, leasing and ongoing management. The Company believes that this approach increases the likelihood of a project's success because of the senior officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible only for certain limited areas of a project.

     Training and Retention. The Company's hiring, training and retention of a talented management group has been an important factor in its success. The Company expends significant efforts in the training of new employees in fundamental real estate skills as well as in the continuing education of existing employees. All of the Company's officers, including the executive officers, are involved in the education program, which reinforces the program's importance to the Company and its personnel. The Company's officer compensation program includes cash bonuses and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as contribution to Funds from Operations from new acquisitions and developments in their regions. Non-officer compensation includes subjective bonuses based upon, among other factors, tenant satisfaction and leasing and re-leasing success. The Company also believes that stock options are an effective means of linking employees' actions to stockholder value and has granted options to 70 of the Company's 212 employees.

  Employees

     As of December 31, 1996, the Company had 212 employees.

  Competition

     Other properties within the Company's markets compete with the Properties in attracting tenants, primarily on the bases of location, rental rates, services provided, and the design and condition of the improvements. In each of the Company's markets, the competition for tenants has been, and continues to be, intense. Some of these competing properties are newer, better located or better capitalized than the Company's properties. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged.

     The Company also faces competition in its efforts to acquire equity interests in desirable real estate; such competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

  Working Capital

     The Company believes that the cash provided by operations and its unsecured line of credit provide sufficient sources of liquidity to fund the Company's working capital requirements.

  Environmental Matters

     Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effects upon the capital expenditures, earnings or competitive position of the Company.

     The 97 Properties owned by the Company at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended December 31, 1993, certain of the Properties were subject to Phase II environmental investigations, and all buildings on properties constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Company believes would have a material effect on its business, assets or results of operations. Independent parties have reported that no asbestos-containing materials were used in buildings constructed on the Properties during or after 1985.

     Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and the Company believes that its exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California, are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, the Company has entered into indemnification agreements whereby the Company has been, and is to be, indemnified for liabilities arising from clean-up costs relating to these three properties. Environmental contamination has been found to have originated on the industrial development project site in Santa Clara, which is known as Walsh at Lafayette, and which was acquired by the Company in 1995. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. The Company is being indemnified for environmental contamination on the Walsh at Lafayette property by a third party that was the former owner of the property.

     Site assessments have revealed that soil and groundwater at the Company's Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership (the "Spieker Predecessor") that transferred this property to the Company previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the Company. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition and the Company's expectation that other parties will be primarily responsible for the clean-up costs, the Company believes that its exposure, if any, for clean-up costs would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California. This property is one of the retail properties which are under contract to be sold to Pacific Retail Trust ("PRT"). The Company has agreed to indemnify PRT for the contamination. However, the Company believes that the liabilities and clean-up costs associated with this contamination are covered under the Company's pollution insurance policy (except to the extent of the deductible under such policy). A possible similar situation was recently discovered in Woodside, California, which retail property is also under contract to be sold to PRT. The extent of this possible contamination, if any, is still being tested. The Company also has pollution insurance coverage for this property and believes that such contamination will be covered by such insurance (except to the extent of the deductible under such policy).

     Although the environmental investigations conducted to date have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, and the Company is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Properties has not been, or will not be, affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Company.

ITEM 2.  PROPERTIES

  General

     As of December 31, 1996, the Company's portfolio of properties consisted of industrial, suburban office and retail income-producing properties located in California and the Pacific Northwest. The total rentable square footage of the Properties at December 31, 1996, was approximately 21.4 million rentable square feet, consisting of approximately 13.7 million square feet of industrial property, approximately 6.3 million square feet of office property and approximately 1.4 million square feet of retail property. As of December 31, 1996, the average occupancy rate of the Properties was approximately 96.6%.

     After an extensive review of the Company's investment opportunities and strategic position, the Company has decided to focus exclusively on office and industrial properties. The Company has therefore decided to divest itself of its retail properties and reinvest the proceeds from these properties in office and industrial properties, which the Company believes offer better growth prospects. During 1996, the Company completed the disposal of three of its retail properties at an aggregate consideration of $45.4 million, and signed definitive agreements to dispose of six other retail properties for aggregate consideration of approximately $61.1 million. Of the six properties under contract, five will be disposed of before May 1, 1997, on dates to be determined by the Company, with the final property to be disposed of by December 31, 1997. In connection with these dispositions, the Company's retail employees have become employees of PRT, and PRT has agreed to manage the Company's remaining retail properties pending disposition. The Company is in the process of marketing and divesting other retail properties and it anticipates that the divestiture will be completed in 1998.

     For the year ended December 31, 1996, none of the Properties had net book values equal to 10% or more of the Company's total assets or aggregate gross revenues. The Company's largest property represents 3.2% of net book value and 2.6% of base rental revenues.

  The Location and Type of the Company's Properties

     The Properties are located in six geographic areas within California and the Pacific Northwest, which are comprised of numerous local markets. The following table sets forth, as of December 31, 1996, the location and type of the Properties by rentable square feet.

     RENTABLE SQUARE FOOTAGE OF PROPERTIES BY LOCATION AND TYPE OF PROPERTY

GEOGRAPHIC AREA               INDUSTRIAL      OFFICE        RETAIL         TOTAL        PERCENT OF TOTAL
----------------------------- ----------     ---------     ---------     ----------     ----------------
Greater Seattle Area,
  WA/Boise, ID...............  3,093,023       667,265       214,195      3,974,483            18.6%
Greater Portland Area, OR....  1,758,627       423,989        89,624      2,272,240            10.6
Sacramento/Central Valley,
  CA.........................  1,124,293     1,225,681       360,531      2,710,505            12.6
East Bay -- San Francisco,
  CA.........................  3,685,995       274,394       624,155      4,584,544            21.4
South Bay -- San Francisco,
  CA.........................  3,014,860     2,089,060       168,734      5,272,654            24.6
Orange County/San Diego,
  CA.........................  1,041,726     1,573,580            --      2,615,306            12.2
                              ----------     ---------     ---------     -----------           ----
     Total................... 13,718,524     6,253,969     1,457,239     21,429,732           100.0%
                              ==========     =========     =========     ===========           ====
     Percent of total........   64.0%          29.2%         6.8%          100.0%
                              ==========     =========     =========     ===========

  Property Operating Income

     The following table sets forth for the quarter ended December 31, 1996, the Company's property operating income, which is rental revenue less rental expenses and real estate taxes and excluding interest, depreciation and amortization and general and administrative expenses, on a percentage basis by the location and type of the Properties.

      PERCENTAGE OF NET OPERATING INCOME BY LOCATION AND TYPE OF PROPERTY
                    FOR THE QUARTER ENDED DECEMBER 31, 1996

GEOGRAPHIC AREA                                       INDUSTRIAL     OFFICE     RETAIL     PERCENT OF TOTAL
----------------------------------------------------- ----------     ------     ------     ----------------
Greater Seattle Area, WA/Boise, ID...................     8.5%         4.5%       2.8%            15.8%
Greater Portland Area, OR............................     4.5          3.1        0.7              8.3
Sacramento/Central Valley, CA........................     2.6          8.8        2.5             13.9
East Bay -- San Francisco, CA........................    12.8          1.7        4.3             18.8
South Bay -- San Francisco, CA.......................    12.6         18.9        1.3             32.8
Orange County/San Diego, CA..........................     3.6          6.8         --             10.4
                                                         ----         ----       ----            -----
     Percent of Total................................    44.6%        43.8%      11.6%           100.0%
                                                         ====         ====       ====            =====

  Average Occupancy Rates

     The following table sets forth the aggregate average occupancy rates of the Properties during the years specified.

                               AVERAGE OCCUPANCY

                             YEAR                       TOTAL RENTABLE     AVERAGE OCCUPANCY
                     (AS OF DECEMBER 31)                SQUARE FOOTAGE        AT YEAR END
        ----------------------------------------------  --------------     -----------------
              1996....................................    21,429,732              96.6%
              1995....................................    16,282,278              96.9
              1994....................................    13,933,113              97.6
              1993....................................    11,072,796              92.1
              1992....................................     9,724,363              92.1

     The following table sets forth the aggregate average occupancy rates as of December 31, 1996, of the Properties, in terms of location and type of the Properties.

               AVERAGE OCCUPANCY BY LOCATION AND TYPE OF PROPERTY

                      GEOGRAPHIC AREA                        INDUSTRIAL     OFFICE     RETAIL     TOTAL
-----------------------------------------------------------  ----------     ------     ------     -----
Greater Seattle Area, WA/Boise, ID.........................     96.0%        97.8%      95.4%     96.3 %
Greater Portland Area, OR..................................     96.5         99.8       96.6      97.1
Sacramento/Central Valley, CA..............................     96.7         90.4       98.2      94.0
East Bay -- San Francisco, CA..............................     98.1         99.0       92.6      97.4
South Bay -- San Francisco, CA.............................     99.8         98.7       93.5      99.1
Orange County/San Diego, CA................................     94.2         91.2         --      92.4
                                                                ----         ----       ----      ----
     Weighted Average......................................     97.4%        95.2%      94.7%     96.6 %
                                                                ====         ====       ====      ====

  Tenant Improvements and Leasing Commissions

     While maintaining high occupancy levels in each of its property types and markets, the Company also focuses on controlling the expenditures associated with renewing or re-leasing space. For the year ended December 31, 1996, the Company renewed or re-leased 3.7 million square feet of space, and the average committed capitalized tenant improvement and leasing commission expenditures per square foot of renewed or re-leased space was $2.20.

  Lease Expirations

     The following tables set forth the lease expirations in summary and by type for leases in place in the Properties as of January 1, 1997, assuming none of the tenants exercises renewal options or termination rights. The tables do not include month-to-month leases.

                  LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

                                                                                       PERCENTAGE OF TOTAL ANNUAL
  YEAR OF LEASE               RENTABLE SQUARE FOOTAGE       ANNUAL BASE RENT UNDER       BASE RENT REPRESENTED
  EXPIRATION                 SUBJECT TO EXPIRING LEASES        EXPIRING LEASES           BY EXPIRING LEASES(1)
  -------------------------- --------------------------     ----------------------     --------------------------
                                                                (IN THOUSANDS)
  1997......................          4,516,401                    $ 34,167                        17.0%
  1998......................          3,930,160                      36,148                        18.0
  1999......................          2,601,714                      26,879                        13.4
  2000......................          2,845,376                      29,476                        14.7
  2001......................          3,556,258                      38,156                        19.0
  2002......................            878,034                      10,816                         5.4
  2003......................            370,764                       4,404                         2.2
  2004......................            802,470                       7,576                         3.8
  2005......................            327,932                       2,431                         1.2
  2006......................            194,634                       2,376                         1.2
  2007 and Thereafter.......            666,044                       8,347                         4.1
                                     ----------                    --------                       -----
       Total................         20,689,787                    $200,776                       100.0%
                                     ==========                    ========                       =====

---------------
(1) Calculated by dividing annual base rent (amounts contractually due, which may include taxes, insurance, and common area maintenance ("Annual Base Rent")) as adjusted for contractual increases expiring during each period by the total Annual Base Rent inclusive of contractual increases.

                 LEASE EXPIRATIONS OF THE INDUSTRIAL PROPERTIES

                                                                                       PERCENTAGE OF TOTAL ANNUAL
        YEAR OF LEASE            RENTABLE SQUARE FOOTAGE      ANNUAL BASE RENT UNDER     BASE RENT REPRESENTED
          EXPIRATION            SUBJECT TO EXPIRING LEASES       EXPIRING LEASES         BY EXPIRING LEASES(1)
------------------------------  --------------------------    ----------------------   --------------------------
                                                                  (IN THOUSANDS)
1997..........................           3,286,003                   $ 15,881                      21.0%
1998..........................           2,727,560                     14,637                      19.4
1999..........................           1,653,116                      9,774                      12.9
2000..........................           2,022,303                     12,115                      16.0
2001..........................           2,195,648                     13,017                      17.2
2002..........................             331,316                      1,685                       2.2
2003..........................             204,419                      2,103                       2.8
2004..........................             578,840                      4,182                       5.5
2005..........................             280,654                      1,451                       1.9
2006..........................              77,284                        804                       1.1
2007 and Thereafter...........                   0                          0                       0.0
                                        ----------                    -------                     -----
     Total....................          13,357,143                   $ 75,649                     100.0%
                                        ==========                    =======                     =====

---------------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

                   LEASE EXPIRATIONS OF THE OFFICE PROPERTIES

                                                                                       PERCENTAGE OF TOTAL ANNUAL
        YEAR OF LEASE             RENTABLE SQUARE FOOTAGE     ANNUAL BASE RENT UNDER     BASE RENT REPRESENTED
          EXPIRATION             SUBJECT TO EXPIRING LEASES      EXPIRING LEASES         BY EXPIRING LEASES(1)
------------------------------   --------------------------   ----------------------   --------------------------
                                                                  (IN THOUSANDS)
1997..........................            1,021,708                  $ 17,079                      15.8%
1998..........................            1,125,547                    20,091                      18.6
1999..........................              899,343                    16,140                      14.9
2000..........................              761,724                    16,223                      15.0
2001..........................            1,333,776                    24,612                      22.8
2002..........................              534,859                     8,855                       8.2
2003..........................               93,688                     1,688                       1.6
2004..........................              140,242                     2,523                       2.3
2005..........................               14,752                       375                       0.4
2006..........................               10,114                       212                       0.2
2007 and Thereafter...........               16,234                       226                       0.2
                                          ---------                  --------                     -----
     Total....................            5,951,987                  $108,024                     100.0%
                                          =========                  ========                     =====

---------------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

                   LEASE EXPIRATIONS OF THE RETAIL PROPERTIES

                                                                                       PERCENTAGE OF TOTAL ANNUAL
        YEAR OF LEASE            RENTABLE SQUARE FOOTAGE      ANNUAL BASE RENT UNDER     BASE RENT REPRESENTED
          EXPIRATION            SUBJECT TO EXPIRING LEASES       EXPIRING LEASES         BY EXPIRING LEASES(1)
------------------------------  --------------------------    ----------------------   --------------------------
                                                                  (IN THOUSANDS)
1997..........................             208,690                   $  1,207                       7.1%
1998..........................              77,053                      1,420                       8.3
1999..........................              49,255                        965                       5.6
2000..........................              61,349                      1,138                       6.6
2001..........................              26,834                        527                       3.1
2002..........................              11,859                        276                       1.6
2003..........................              72,657                        613                       3.6
2004..........................              83,388                        871                       5.1
2005..........................              32,526                        605                       3.5
2006..........................             107,236                      1,360                       8.0
2007 and Thereafter...........             649,810                      8,121                      47.5
                                         ---------                    -------                     -----
     Total....................           1,380,657                   $ 17,103                     100.0%
                                         =========                    =======                     =====

---------------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

  1996 Acquisitions

     The following table sets forth certain information regarding properties acquired by the Company during the year ended December 31, 1996.

                          PROPERTIES ACQUIRED IN 1996

                                                                          TOTAL      OCCUPANCY
                                                             MONTH      RENTABLE      RATE AT        TOTAL
           PROPERTY NAME                   LOCATION         ACQUIRED   SQUARE FEET   12/31/96    INVESTMENT(1)
-----------------------------------  ---------------------  --------   -----------   ---------   --------------
                                                                                                 (IN THOUSANDS)
INDUSTRIAL PROPERTIES
Benicia Industrial I(2)............  Benicia, CA            January       904,473       95.2%       $ 26,485
Everett Industrial Center..........  Everett, WA            March         150,154      100.0           7,484
Everett 526........................  Everett, WA            May            97,523      100.0           4,388
Port of Oakland Center.............  Oakland, CA            May           199,733       96.9           7,160
Doolittle Business Center..........  San Leandro, CA        May           113,195       91.9           3,767
MacArthur Park.....................  Santa Ana, CA          August         94,014       71.1           6,370
Stadium Plaza......................  Anaheim, CA            August        806,678       95.9          40,278
Charcot Business Park..............  San Jose, CA           October       163,370       95.7          12,235
Kifer Road Industrial Center.......  Sunnyvale, CA          November      287,300      100.0          14,449
Airport Service Center.............  Burlingame, CA         November       36,310       97.3           2,816
Ravendale..........................  Mountain View, CA      December       80,450      100.0           8,150
                                                                        ---------    ---------      --------
    SUBTOTAL OR WEIGHTED AVERAGE...                                     2,933,200       95.0%       $133,582
                                                                        =========    =========      ========
OFFICE PROPERTIES
Bayside Corporate Ctr..............  Foster City, CA        January        84,925      100.0%       $ 10,074
Airport Office Center(3)...........  San Jose, CA           January           N/A        N/A          14,400
Carmel Valley Centre I and II......  Del Mar, CA            April         106,920       99.8          14,328
2290 North First Street............  San Jose, CA           May            75,680       95.8           6,669
10700 Building.....................  Bellevue, WA           May            55,854      100.0           4,675
Dove Street........................  Newport Beach, CA      June           78,052       93.5           8,330
Fidelity Plaza.....................  Sacramento, CA         July           77,452       76.2           5,779
The City(4)........................  Orange, CA             July          429,756       87.2          30,483
Fairchild Corporate Center.........  Irvine, CA             August        104,823       92.3          10,670
One Pacific Plaza..................  Huntington Beach, CA   November      111,718       83.4          10,986
Central Park Plaza.................  Santa Clara, CA        December      305,918       99.9          35,584
Corona Corporate Center............  Corona, CA             December       46,227      100.0           4,239
One Lakeshore Plaza................  Ontario, CA            December      175,840       86.8          19,245
Wood Island Office Complex.........  Larkspur, CA           December       73,731       96.4          14,544
Pacific View Plaza.................  Carlsbad, CA           December       48,680       81.5           5,666
                                                                        ---------    ---------      --------
    SUBTOTAL OR WEIGHTED AVERAGE...                                     1,775,576       91.9%       $195,672
                                                                        =========    =========      ========
         TOTAL OR WEIGHTED
           AVERAGE.................                                     4,708,776       93.9%       $329,254
                                                                        =========    =========      ========

---------------
(1) Represents capitalized cost as of December 31, 1996, plus estimated repositioning costs.

(2) In addition to the square footage and total investment shown in this table, the purchase included eight buildings totaling 895,530 square feet that are currently under development. See the development project titled "Benicia Industrial II" in the table titled "Developments in Process."

(3) Represents an investment in two mortgages with an aggregate face value of $21.0 million secured by this property.

(4) In addition to the square footage and total investment shown in this table, the purchase included one building totaling 146,300 square feet that is currently under redevelopment. See the development project titled "The
    City -- 3800 Chapman" in the table titled "Developments in Process."

  1996 Developments

     The following table sets forth certain information regarding property developments completed by the Company during the year ended December 31, 1996.

                         DEVELOPMENTS COMPLETED IN 1996

                                                                        RENTABLE           TOTAL
                  PROPERTY NAME                       LOCATION         SQUARE FEET     INVESTMENT (1)
-------------------------------------------------  ---------------     -----------     --------------
                                                                                       (IN THOUSANDS)
INDUSTRIAL
  Walsh @ Lafayette..............................  Santa Clara, CA       320,505          $ 13,070
  Cadillac Court II..............................  Milpitas, CA           36,120             2,554
  Marine Drive Dist Ctr Phase I..................  Portland, OR          226,478             7,185
                                                                         -------           -------
     SUBTOTAL....................................                        583,103          $ 22,809
                                                                         -------           -------
OFFICE
  Ryan Ranch Office Phase II.....................  Monterey, CA           25,864          $  2,947
  4004 S.W. Kruse Way Place......................  Portland, OR           56,245             7,049
                                                                         -------           -------
     SUBTOTAL....................................                         82,109          $  9,996
                                                                         -------           -------
RETAIL
  Broadway Faire(2)..............................  Fresno, CA             60,383          $  8,174
  Metro 580(2)...................................  Pleasanton, CA        172,878            18,286
                                                                         -------           -------
     SUBTOTAL....................................                        233,261          $ 26,460
                                                                         -------           -------
          TOTAL COMPLETED DEVELOPMENTS...........                        898,473          $ 59,265
                                                                         =======           =======

---------------
(1) Represents capitalized cost as of December 31, 1996.

(2) Properties to be disposed of pursuant to retail divestiture.

  Developments In Process

     The following table sets forth certain information regarding the Company's property developments in process as of December 31, 1996.

                            DEVELOPMENTS IN PROCESS

                                                       ACTUAL OR
                                                       ESTIMATED
                                                         SHELL
                                                      COMPLETION        RENTABLE           TOTAL
         PROPERTY NAME               LOCATION           DATE(1)        SQUARE FEET     INVESTMENT(2)
--------------------------------  ---------------   ---------------    -----------     --------------
                                                                                       (IN THOUSANDS)
INDUSTRIAL
Benicia Industrial II...........  Benicia, CA       February 1996         895,530         $ 18,471
Ryan Ranch Industrial (14B).....  Monterey, CA      April 1996             31,560            1,806
Woodinville III.................  Seattle, WA       May 1996              239,570           11,812
Marine Drive II.................  Portland, OR      November 1996         106,000            3,309
Concord North Commerce Ctr......  Concord, CA       November 1996         191,150            9,074
Airport Way Commerce Park.......  Portland, OR      February 1997         205,000            7,590
Riverside Business Center.......  Sacramento, CA    April 1997            174,624            7,430
Sorrento Vista..................  San Diego, CA     June 1997             226,478            9,945
Dixon Landing North II..........  Milpitas, CA      July 1997              83,890            7,408
Marine Drive III................  Portland, OR      July 1997             258,500            8,545
Bay Center III Business Park....  Hayward, CA       August 1997           118,056            6,563
Dixon Landing North I...........  Milpitas, CA      September 1997        116,890           10,956
                                                                        ---------         --------
  SUBTOTAL......................                                        2,647,248         $102,909
                                                                        ---------         --------
OFFICE
Gateway Oaks III................  Sacramento, CA    March 1996             45,321         $  5,533
Bellefield Maplewood Bldg.......  Seattle, WA       January 1997           34,763            5,015
Ridder Park.....................  San Jose, CA      February 1997          83,841            8,515
Ryan Ranch Office Center III....  Monterey, CA      February 1997          24,343            3,001
The City -- 3800 Chapman........  Orange Co., CA    July 1997             146,300            9,638
4949 Meadows Building...........  Lake Oswego, OR   November 1997         119,000           16,409
Bellefield Building "N".........  Bellevue, WA      December 1997          45,000            6,137
                                                                        ---------         --------
  SUBTOTAL......................                                          498,568         $ 54,248
                                                                        ---------         --------
     TOTAL DEVELOPMENTS IN
       PROCESS..................                                        3,145,816         $157,157
                                                                        =========         ========

---------------
(1) Shell completion date refers to the date when the property is first available for occupancy.

(2) Represents total estimated cost of development.

  Acquisitions Completed Subsequent to Year-End

     The following table sets forth certain information regarding the properties acquired by the Company between January 1, 1997, and March 15, 1997.

              PROPERTIES ACQUIRED IN 1997 (THROUGH MARCH 15, 1997)


                                                                            TOTAL
                                                               MONTH      RENTABLE         TOTAL
             PROPERTY NAME                    LOCATION        ACQUIRED   SQUARE FEET   INVESTMENT(1)
---------------------------------------  -------------------  --------   -----------   --------------
                                                                                       (IN THOUSANDS)
INDUSTRIAL PROPERTIES
Andover Park West......................  Tukwila, WA          January       286,921       $  6,545
                                                                          ---------       --------
OFFICE PROPERTIES
Mission West...........................  San Diego, CA        January       818,836       $ 53,982
Emeryville Portfolio...................  Emeryville, CA       January       946,385        134,033
Brea Park Centre.......................  Brea, CA             January       141,837         11,856
555 Twin Dolphin Drive.................  Redwood Shores, CA   February      198,941         43,400
Quadrant Corporate Center..............  Bothell, WA          February      204,871         23,000
Riverside Centre.......................  Portland, OR         February       99,233          9,500
Metro Plaza............................  San Jose, CA         March         414,737         75,500
Kodak..................................  San Jose, CA         March         196,444         39,716
                                                                          ---------       --------
  SUBTOTAL.............................                                   3,021,284       $390,987
                                                                          =========       ========
     TOTAL.............................                                   3,308,205       $397,532
                                                                          =========       ========

---------------
(1) Represents initial purchase price plus estimated repositioning costs.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which either the Company or the Properties is a party, or to which any of the assets of the Company or the Properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of the Company's Common Stock are traded on the New York Stock Exchange under the symbol SPK.

  Market Information

     The Company's Common Stock has been traded on the New York Stock Exchange since November 18, 1993. The high, low, and closing price per share of Common Stock for the four quarters of fiscal 1995 and the four quarters of fiscal 1996 are as follows:

                                                                                  COMMON STOCK
                                               HIGH       LOW       CLOSE      DIVIDENDS DECLARED
                                              ------     ------     ------     ------------------
    1995
    First quarter...........................  $21.00     $19.38     $19.88            $.42
    Second quarter..........................  $22.50     $19.38     $22.38            $.42
    Third quarter...........................  $24.88     $21.13     $24.00            $.42
    Fourth quarter..........................  $25.88     $23.50     $25.13            $.42
    1996
    First quarter...........................  $27.25     $24.38     $25.38            $.43
    Second quarter..........................  $28.25     $23.75     $27.25            $.43
    Third quarter...........................  $30.63     $26.75     $29.38            $.43
    Fourth quarter..........................  $36.00     $29.00     $36.00            $.43

     On March 18, 1997, the closing price of the Common Stock on the NYSE was $39.50 per share.

     There is no established public trading market for the Company's Class B and Class C Common Stock.

  Holders

     The approximate number of holders of record of the shares of the Company's Common Stock was 403 as of March 18, 1997. As of such date, there was one record holder of the Company's Class B Common Stock and one record holder of the Company's Class C Common Stock. The Company is not aware of the number of beneficial owners of the Class B and Class C Common Stock.

  Dividends and Distributions

     On March 12, 1997, the Company announced that the dividend payable to holders of Common Stock for the first quarter of 1997 would be $0.47 per share. This represents a 9.3% increase over the quarterly dividend declared for each of the four quarters of 1996. Concurrent with the increase in the dividend on Common Stock, the dividends declared on shares of Class B and Class C Common Stock and Series A Preferred Stock were increased to $0.5975, $0.4825 and $0.5732, respectively.

     For each of the four quarters of 1996, the Company declared quarterly dividends to holders of Common Stock of $0.43 per share, which was 2.4% higher than the $0.42 per share for each of the four quarters of 1995. In addition to the dividends declared to holders of Common Stock, the Company also declared dividends to holders of its Class B and Class C Common Stock, Series A Preferred Stock and Series B Preferred Stock. The Company declared dividends to holders of Series A Preferred Stock of $0.5122 per share for each of the four quarters of 1995 and $0.5244 per share for each of the four quarters of 1996. For the fourth quarter of 1995, the Company declared dividends to the holders of Series B Preferred Stock of $0.1379 per share. For the four quarters of 1996, the Company declared dividends to the holders of Series B Preferred Stock of $0.59 per share. For the second, third and fourth quarters of 1995, the Company declared quarterly dividends to holders of Class B Common Stock of $0.5472 per share and for the four quarters of 1996, the Company declared quarterly dividends of $0.5575 per share. For the four quarters of 1996, the Company declared quarterly dividends of $0.4425 per share to holders of Class C Common Stock.

     Future dividends by the Company will be at the discretion of the Board of Directors and will depend upon the actual Funds from Operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deems relevant. Although the Company intends to continue to make quarterly distributions to its stockholders, no assurances can be given as to the amounts of dividends, if any, distributed in the future. The Company's policy is to review its dividends on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for:

        - Spieker Properties, Inc. consolidated operating data presented for the years ended December 31, 1996, December 31, 1995, and December 31, 1994, and for the period from November 19, 1993, to December 31, 1993. The consolidated balance sheet data presented as of December 31, 1996, 1995, 1994, and 1993.

        - Spieker Partner Properties combined operating data presented for the period from January 1, 1993, to November 18, 1993, and for the year ended December 31, 1992. The combined balance sheet data presented as of December 31, 1992.

     This selected financial data should be read in conjunction with financial statements (including the notes thereto) of the Company included in Item 14.

                         SUMMARY FINANCIAL INFORMATION
       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF PROPERTIES)

                                                    COMPANY                                       PREDECESSOR
                         -------------------------------------------------------------   -----------------------------
                                                                         NOV. 19, 1993   JAN. 1, 1993
                          YEAR ENDED      YEAR ENDED      YEAR ENDED          TO              TO          YEAR ENDED
                         DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   NOV. 18, 1993   DEC. 31, 1992
                         -------------   -------------   -------------   -------------   -------------   -------------
OPERATING DATA:
Revenues...............    $ 200,699       $ 153,391       $ 121,037        $12,696        $  78,157       $  83,804
Income (loss) from
  operations before
  disposal of
  properties, minority
  interests and
  extraordinary
  items................       65,764          30,335          13,363          1,699          (15,574)        (12,428)
Income (loss) before
  extraordinary
  items................       64,190          24,666          10,541          1,316          (13,363)         (7,819)
Net income (loss)......       64,190          (8,837)         10,541           (980)         (13,363)         (7,819)
Net income (loss)
  available to Common
  Stockholders.........       52,051         (11,471)          9,303           (980)             N/A             N/A
Net income per share of
  Common Stock before
  extraordinary
  items(1).............         1.50             .84             .46            .06              N/A             N/A
Net income (loss) per
  share of Common
  Stock(1).............         1.50            (.44)            .46           (.05)             N/A             N/A
Dividends and
  distributions per
  share:
  Series A Preferred
     Stock.............         2.10            2.05            1.24            N/A              N/A             N/A
  Series B Preferred
     Stock.............         2.36             .14             N/A            N/A              N/A             N/A
  Common Stock(1)......         1.77            1.68            1.60            .19              N/A             N/A

                                                           COMPANY                                    PREDECESSOR
                             -------------------------------------------------------------------     -------------
                                 AS OF             AS OF             AS OF             AS OF             AS OF
                             DEC. 31, 1996     DEC. 31, 1995     DEC. 31, 1994     DEC. 31, 1993     DEC. 31, 1992
                             -------------     -------------     -------------     -------------     -------------
BALANCE SHEET DATA:
Investment in real estate
  (before accumulated
  depreciation)............   $ 1,447,173       $ 1,098,871        $ 870,613         $ 722,928         $ 533,282
Net investment in real
  estate...................     1,319,472           974,259          770,827           638,533           463,959
Total assets...............     1,390,314         1,011,497          809,938           691,909           489,916
Mortgage loans, net(2).....        45,997           112,702          514,098           403,676           589,737
Unsecured debt.............       674,000           377,700               --               900            10,765
Total debt.................       719,997           490,402          514,098           404,576           600,502
Stockholders' equity
  (deficit)................       563,928           419,847          206,304           205,061          (144,002)

                                                    COMPANY                                       PREDECESSOR
                         -------------------------------------------------------------   -----------------------------
                                                                         NOV. 19, 1993   JAN. 1, 1993
                          YEAR ENDED      YEAR ENDED      YEAR ENDED          TO              TO          YEAR ENDED
                         DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   NOV. 18, 1993   DEC. 31, 1992
                         -------------   -------------   -------------   -------------   -------------   -------------
OTHER DATA:
Funds from
  Operations(3).........   $  93,293       $  61,428       $  41,935       $   5,622       $   7,426       $   8,186
Cash flow provided by
  (used in):
  Operating
     activities.........     103,607          75,567          47,750           5,935           3,806           8,362
  Investing
     activities.........    (378,593)       (199,611)       (161,332)       (169,050)        (16,972)        (20,203)
  Financing
     activities.........     296,749         121,954          97,378         175,611          24,637          11,840
Total rentable square
  footage of properties
  at end of period......      21,430          16,282          13,933          11,073          10,317           9,724
Number of properties at
  end of period.........         156             128             111              97              93              89
Occupancy rate at end of
  period................       96.6%           96.9%           97.6%           92.1%             N/A           92.1%

---------------
(1) Per share amounts are presented for the period for the years ended December 31, 1996, 1995 and 1994, based upon weighted average shares outstanding of 34,691,140, 26,140,488 and 20,417,513, respectively, and for the period from November 19, 1993, to December 31, 1993, based upon weighted average shares outstanding of 20,400,000. Dividends and distributions per share include dividends on the Class B and Class C Common Stock. The actual Class B Common Stock dividends declared in 1996 and 1995 were $2.23 and $1.64 per share, and the actual Class C Common Stock dividends declared in 1996 and 1995 were $1.77 and $0 per share.

(2) Net of discount of approximately $31.6 million and $38.3 million as of December 31, 1994 and 1993, respectively.

(3) Funds from Operations means income (loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization and an adjustment for straight-lined rents less cash distributable to minority interests in certain properties owned by the Company. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996, the Company substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the years ended December 31, 1995 and 1994, have been restated to reflect the new NAREIT definition. Funds from Operations previously reported by the Company based on the old NAREIT definition for the years ended December 31, 1995 and 1994, were $70,790 and $52,142, respectively. Management generally considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the selected financial data and the Company's financial statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

     In 1996, the Company continued to identify and complete attractive acquisition and development transactions and to focus on increasing the cash flow from its existing core portfolio of properties by maintaining high occupancy levels and increasing effective rents. The Company also continued to strengthen its balance sheet and to establish a capital structure that allows the Company to take advantage of growth opportunities.

     During 1996, the Company added 4.7 million square feet to its portfolio by completing acquisitions representing a total investment of approximately $329.3 million (the "1996 Acquisitions"). As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus the estimated cost of certain repositioning capital expenditures anticipated at the time of purchase. Significantly, the Company increased its presence in Southern California by completing nine transactions representing a total investment of $150.6 million and over 2.0 million square feet.

     While the Company was able to complete a number of acquisition transactions during 1996, the overall market for property acquisitions is getting more challenging. In all of the markets in which the Company operates, the Company is experiencing an increased level of competition for acquisitions, including competition from a number of REITs. The Company believes that as the fundamentals of these markets continue to strengthen and the number of qualified buyers increases, the average initial return achievable on new acquisitions may decrease and the acquisition cost of new properties may begin to approach replacement cost.

     The Company also increased its level of development activity. In 1996, seven projects totaling 0.9 million square feet were completed at a total investment of $59.3 million. In addition, as of December 31, 1996, the Company had developments in process in each of its operating regions representing an estimated total investment of $157.2 million and a total of 3.1 million square feet of suburban office and industrial space. The developments completed during 1996 and the developments in process at December 31, 1996, are collectively referred to as the "Developments." Certain of the developments in process, though not yet completed, were partially leased and occupied during 1996 and, accordingly, certain revenue and expense amounts for such developments are included in the Company's operating results for the year ended December 31, 1996.

     The Company was also able to increase rents in its core portfolio. On the
3.7 million square feet of second-generation space renewed or re-leased during the year, new effective rents were, on average, 10.7% higher than the expiring coupon rent. At year end, the Company's portfolio of properties was 96.6% leased.

     The Company continued to strengthen its balance sheet by accessing both the public and private equity markets and the public debt market. The Company raised more than $151.3 million in equity capital in 1996 by completing a concurrent public and private offering of Common Stock and Class C Common Stock. In addition, over the course of the year, the Company issued $375.0 million of investment grade rated unsecured notes with maturities ranging from five to twenty years.

     Finally, in 1996 the Company announced a strategic decision to dispose of its existing portfolio of retail properties and replace such properties with office and industrial properties, which the Company believes provide superior long-term growth prospects. In December 1996, the Company disposed of three retail properties and signed definitive contracts to dispose of six additional retail properties to Pacific Retail Trust ("PRT"). The aggregate consideration for the dispositions to PRT will amount to approximately $106.5 million. Of this total amount, transactions valued at $45.4 million closed in December 1996. On the three properties disposed of in December 1996, the Company recognized a book gain of approximately $9.7 million. Of the six properties under contract, five will be disposed of before May 1, 1997, on dates to be determined by the Company, with the final property to be disposed of by December 31, 1997. In connection with these dispositions, the Company's retail employees have become employees of PRT, and PRT has agreed to manage the Company's remaining retail properties pending disposition. The Company is in the process of divesting its other retail properties and it anticipates that such divestiture will be completed by the end of 1998.

COMPARISON OF 1996 TO 1995

     The following compares the Company's results for the year ended December 31, 1996, with its results for the year ended December 31, 1995.

     For the year ended December 31, 1996, rental revenues increased by $45.1 million, or 29.8%, to $196.5 million, as compared to $151.4 million for the corresponding period ended December 31, 1995. The increase was attributable to revenues in the amount of $18.9 million from the 1996 Acquisitions, $16.1 million from properties acquired during 1995 (the "1995 Acquisitions"), $7.9 million from the Developments, and $2.2 million from the Core Portfolio. As used herein, the term "Core Portfolio" refers to those stabilized properties owned by the Company as of January 1, 1995.

     Interest and other income increased by $2.2 million, or 110.0%, to $4.2 million for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The net increase in interest and other income was primarily due to $1.8 million in interest income earned on the Company's investment in two mortgages, which were acquired in January 1996.

     Rental expenses increased by $10.1 million, or 41.1%, to $34.7 million for the year ended December 31, 1996, as compared to $24.6 million for 1995. Real estate taxes increased by $3.6 million, or 30.3%, to $15.5 million in 1996, as compared to $11.9 million in 1995. The total increase in property operating expenses (rental expenses and real estate taxes) is due to a $5.9 million increase attributable to the 1996 Acquisitions, a $5.3 million increase attributable to the 1995 Acquisitions, a $2.0 million increase attributable to the Developments, and a $0.5 million increase attributable to the Core Portfolio. On a percentage basis, property operating expenses were 25.5% and 24.1% of rental revenues for the years ended December 31, 1996 and 1995, respectively. The higher percentage of property operating expenses is attributable to an increasing percentage of office properties in the Company's portfolio, and to the Company's acquisition of properties with occupancy levels less than the expected stabilized occupancy, resulting in the Company recognizing the full expense burden of a property before recognizing the full revenue potential of the property, which doesn't occur until the acquired vacant space is leased.

     The net property operating income (rental revenues less rental expenses and real estate taxes) in the Core Portfolio increased by $1.7 million or approximately 1.6% from the year ended December 31, 1995, to the year ended December 31, 1996. The increase is principally the result of increasing effective rents on leases signed for the renewal or releasing of second-generation space and contractual rent increases included in leases signed in prior years. For both the year ended December 31, 1995, and the year ended December 31, 1996, the occupancy in the Core Portfolio was stable at approximately 97%.

     Interest expense decreased by $9.2 million, or 19.8%, to $37.2 million in 1996, from $46.4 million in 1995. The decrease in interest expense is due to the elimination of the amortization of debt discount as a result of the December 1995 refinancing of $347.0 million of secured mortgage debt (the "Prudential Debt"). The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense. The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and 4.25 million shares of Series B Preferred Stock.

     Depreciation and amortization expenses increased by $5.8 million, or 18.4%, to $37.4 million for the year ended December 31, 1996, as compared with the same period in 1995, due to the 1995 and 1996 Acquisitions and the Developments.

     General and administrative expenses and other expenses increased by $1.6 million, or 18.8%, to $10.1 million for the year ended December 31, 1996, as compared with 1995, primarily as a result of the increased number of employees, which rose from 175 at December 31, 1995, to 212 at December 31, 1996. On a percentage basis, general and administrative expenses were 5.1% of rental revenues for the year ended December 31, 1996, as compared with 5.6% for 1995.

     In 1996, net income before minority interests and disposal of real estate properties increased by $35.5 million, or 117.2%, to $65.8 million as compared to $30.3 million in 1995. The increase in net income is principally due to (i) the increase in income from the 1995 and 1996 Acquisitions, the Developments and the increased property operating income generated by the Core Portfolio as a result of increased rental rates realized on the renewal and re-leasing of second-generation space and (ii) the decrease in interest expense.

COMPARISON OF 1995 TO 1994

     The following compares the Company's results for the year ended December 31, 1995, with its results for the year ended December 31, 1994.

     Rental revenues increased by $31.0 million, or 25.7%, to $151.4 million in 1995, as compared with $120.4 million in 1994. Of this increase, $13.5 million was generated by the 1995 Acquisitions. During 1995 the Company invested $164.8 million for the acquisition of properties with over 2.3 million rentable square feet of space. By property type, 53.6% of the Company's 1995 Acquisitions were office properties, 41.7% were industrial properties and 4.7% were retail properties. Of the increase in rental revenues $11.1 million was generated by the properties acquired during 1994 (the "1994 Acquisitions") and $1.8 million was generated by the two properties developed during 1994 (the "1994 Developments"). The remaining increase is attributable to contractual rent increases and increased effective rents on leases signed for the renewal or re-leasing of previously leased space. During 1995, the Company signed 552 leases for the renewal or releasing of over 3.1 million square feet of space. On average, the new effective rents were 7.6% higher than ending rental rates on the expiring lease.

     Interest and other income increased by $1.3 million, or 185.7%, to $2.0 million in 1995, as compared with $0.7 million in 1994. This increase is predominantly due to $0.8 million in management fee income earned by the Company from the third-party management of certain properties during 1995. Beginning in the first quarter of 1995, a portion of the third-party management and other services previously performed by Spieker Northwest, Inc. ("SPNW"), an unconsolidated subsidiary of the Company, was transferred to the Company. Accordingly, certain revenue and expense items previously recorded by SPNW are now recorded by the Company.

     Rental expenses increased by $6.6 million, or 36.7%, to $24.6 million in 1995, as compared to $18.0 million in 1994. Real estate taxes increased by $1.8 million, or 17.8%, to $11.9 million in 1995, as compared to $10.1 million in 1994. Of the combined $8.4 million increase in rental expenses and real estate taxes, $3.8 million is attributable to the 1995 Acquisitions and $3.4 million is attributable to the 1994 Acquisitions and the 1994 Developments. The remainder is attributable to the Core Portfolios. In 1995, the Company's rental expenses and real estate taxes in total were 24.1% of rental revenues, as compared to 23.3% for 1994.

     Interest expense increased by $2.0 million, or 4.5%, to $46.4 million in 1995, as compared to $44.4 million in 1994. The increase in interest expense resulted primarily from higher average outstanding debt balances during 1995 as compared with 1994. Such higher balances were due to the debt incurred to complete the 1995 and 1994 Acquisitions, the 1994 Developments, and the property developments commenced in 1995 (the "1995 Developments"). The Company's 1995 Developments consist of nine properties totaling over 1.0 million square feet with an estimated total capitalized cost of $74.0 million.

     Depreciation and amortization increased by $2.6 million, or 9.0%, to $31.6 million in 1995, as compared to $29.0 million in 1994. The increase is primarily due to the 1995 and 1994 Acquisitions, the 1994 Developments and basis adjustments relating to the purchases of limited partners' interests in predecessor entities.

     General and administrative and other expenses increased by $2.3 million, or 37.1%, to $8.5 million in 1995, as compared to $6.2 million in 1994. Of the increase, $1.0 million is due to expenses incurred related to the increased management fee income earned by the Company as discussed above. The remaining increase is due to the increase in personnel and investments in upgrading the Company's management information systems to support the Company's growth.

     Net income before minority interests and extraordinary items increased by $16.9 million, or 126.1%, to $30.3 million in 1995, as compared to $13.4 million in 1994. This increase is primarily due to the net income from the 1995 and 1994 Acquisitions and the 1994 Developments and the increased effective rents on leases signed for previously occupied space.

     For the year ended December 31, 1995, the Company recorded a net loss of $8.8 million as compared to net income of $10.5 million in 1994. The net loss in 1995 is attributable to a one time extraordinary loss of $40.8 million, before minority interests share of the loss of $7.3 million, recorded during the fourth quarter of 1995 in connection with the prepayment of a $347.0 million cross collateralized mortgage obligation with the net proceeds from the issuance of $260.0 million of unsecured investment grade debt and $106.3 million of Series B Preferred Stock. The loss included a $28.1 million, noncash charge related to the write-off of unamortized debt discount and deferred financing fees and a $12.7 million charge related to prepayment penalties and fees. By prepaying the debt, the Company was able to increase its financial flexibility by unencumbering a large pool of assets and to extend the weighted average maturity of its debt at attractive interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1996, cash provided by operating activities increased by $28.0 million, or 37.0%, to $103.6 million, as compared to $75.6 million for 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $179.0 million, or 89.7%, to $378.6 million for 1996, as compared to $199.6 million for 1995. The increase is attributable to the Company's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $174.7 million, or 143.2%, to $296.7 million for 1996, as compared to $122.0 million for 1995. During 1996, cash provided by financing activities consisted, primarily, of $152.4 million in net proceeds from the sale of Common Stock and Class C Common Stock, and $371.5 million in net proceeds from the issuance of unsecured notes, which was offset by net payments of $78.7 million on the Facility (as defined below) and net payments of $66.7 million on mortgage loans. Additionally, payments of distributions increased by $27.2 million to $81.6 million for 1996, as compared with $54.4 million for 1995. The distribution payment increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

     The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, permanent secured debt financings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, and cash flow provided by operations. In addition, during 1996 the Company made the strategic decision to sell its retail assets and use the proceeds from the sale of the retail properties for the acquisition and development of office and industrial properties. The Company believes that its liquidity and its ability to access capital are adequate to continue to meet liquidity requirements for the foreseeable future.

     At December 31, 1996, the Company had no material commitments for capital expenditures related to the renewal or releasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

     The Company has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At December 31, 1996, the Company had $39.0 million outstanding under the Facility.

     In December 1995, the Company issued in a public offering $260.0 million of unsecured investment grade rated notes (the "Unsecured Notes") and the Company issued $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December 1995 Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000, priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001, priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002, priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

     The proceeds from the December 1995 Offerings of $358.9 million were used to prepay a cross-collateralized mortgage obligation outstanding to Prudential Insurance Company. The amount paid to Prudential Insurance Company included the repayment of principal, interest due through December 10, 1995, and a negotiated prepayment penalty of $11.8 million. The prepayment resulted in the unencumbrance of 55 of the Company's properties.

     On January 19, 1996, the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.8 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001, (the "July 1996 Notes"). The net proceeds of $148.8 million from the issuance of the July 1996 Notes were used to repay borrowings on the line of credit and to fund the ongoing acquisition and development of properties. In December 1996, the Company issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

     As of December 31, 1996, the Company had $635.0 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2016.

     In addition to the Unsecured Notes and the Facility, the Company has $46.0 million of secured indebtedness (the "Mortgages") at December 31, 1996. The Mortgages have interest rates varying from 7.5% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $4.8 million of assessment bonds outstanding as of December 31, 1996.

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

     In August 1996, the Company filed a shelf registration statement (the "August 1996 Shelf Registration Statement") with the SEC to register 50,000 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. In October 1996, the Company filed a registration statement (the "October 1996 Shelf Registration Statement") with the SEC to register 245,738 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the August 1996 Shelf Registration Statement or the October 1996 Shelf Registration Statement.

     Subsequent to year-end, in January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

     After completion of the January 1997 equity offering, the Company has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to approximately $500.0 million in equity securities and the Operating Partnership has the capacity pursuant to the May 1996 Shelf Registration Statement and the January 1997 Shelf Registration Statement to issue up to $615.0 million in debt securities (including the $50.0 million of medium-term notes available under the Company's existing medium-term note program).

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

     The tables below sets forth the Company's calculation of Funds from Operations for 1996 and 1995, based on the new NAREIT definition.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (BASED ON THE NEW NAREIT DEFINITION)
                             (AMOUNTS IN THOUSANDS)

                                                                                                 YEAR ENDED
                                  MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                    1996          1996           1996              1996             1996
                                  ---------     --------     -------------     ------------     ------------
Income from operations before
  disposal of real estate and
  minority interests:...........   $14,829      $ 17,131        $16,096          $ 17,557         $ 65,764
Adjustments:
  Depreciation and
     amortization...............     8,475         8,723          9,938             9,904           37,040
  Dividends on Series B
     Preferred Stock............    (2,510)       (2,510)        (2,510)           (2,510)         (10,041)
  Other, net....................       115           120            116               103              303
  Straight-lined rent...........       (70)          125            252               (80)             227
                                   -------       -------        -------           -------         --------
Funds from Operations...........   $20,839      $ 23,589        $23,892          $ 24,974         $ 93,293
                                   =======       =======        =======           =======         ========
Weighted average share
  equivalents outstanding(1)....    39,105        43,438         43,498            43,777           42,460
                                   =======       =======        =======           =======         ========

---------------
(1) Assumes conversion of the shares of Class B and Class C Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (BASED ON THE NEW NAREIT DEFINITION)
                             (AMOUNTS IN THOUSANDS)

                                                                                                 YEAR ENDED
                                  MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                    1995          1995           1995              1995             1995
                                  ---------     --------     -------------     ------------     ------------
Net income before minority
  interest:.....................   $ 4,440      $  6,991        $ 8,811          $ 10,093         $ 30,335
Adjustments:
  Depreciation and
     amortization...............     7,339         7,855          8,081             8,136           31,411
  Dividends on Series B
     Preferred Stock............        --            --             --              (586)            (586)
  Other, net....................        75            65            107                88              335
  Straight-lined rent...........      (185)          (78)           (12)              208              (67)
                                   -------       -------        -------           -------          -------
Funds from Operations...........   $11,669      $ 14,833        $16,987          $ 17,939         $ 61,428
                                   =======       =======        =======           =======          =======
Weighted average share
  equivalents outstanding(1)....    27,660        33,085         37,028            37,109           33,770
                                   =======       =======        =======           =======          =======

---------------
(1) Assumes conversion of the shares of Class B and Class C Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

     Because of the impact of the December 1995 Offerings on the Company's balance sheet and results of operations, the Company believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December 1995 Offerings and the conversion of the secured line of credit into an unsecured facility as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Company's calculation of Funds from Operations for 1995 based upon the new NAREIT definition and adjusted to reflect the December 1995 Offerings and conversion of the secured line of credit into an unsecured facility as if they occurred on January 1, 1995.

                  PRO-FORMA STATEMENT OF FUNDS FROM OPERATIONS
                      (BASED ON THE NEW NAREIT DEFINITION)
                             (AMOUNTS IN THOUSANDS)

                                                                                                 YEAR ENDED
                                  MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                    1995          1995           1995              1995             1995
                                  ---------     --------     -------------     ------------     ------------
Funds from Operations -- New
  Definition....................   $11,669      $ 14,833        $16,987          $ 17,939         $ 61,428
Add:
  Amortization of discount and
     deferred financing fees....     2,519         2,455          2,443             1,945            9,362
                                   -------       -------        -------           -------          -------
Funds from Operations -- Old
  Definition....................    14,188        17,288         19,430            19,884           70,790
Less:
  Restructuring of secured
     debt(1)....................      (958)         (958)          (958)             (730)          (3,604)
  Amortization of discount and
     deferred financing
     fees(2)....................      (375)         (311)          (299)             (360)          (1,345)
                                   -------       -------        -------           -------          -------
Funds from Operations -- Pro
  Forma New Definition..........   $12,855      $ 16,019        $18,173          $ 18,794         $ 65,841
                                   =======       =======        =======           =======          =======
Weighted average share
  equivalents outstanding(3)....    27,660        33,085         37,028            37,109           33,770
                                   =======       =======        =======           =======          =======

---------------
(1) Adjustment reflects interest cost of unsecured notes and dividend cost of Series B Preferred Stock less previously recorded cash interest cost on $347 million of prepaid debt.

(2) Adjustment reflects amortization of discount and deferred financing fees added back in calculating FFO based on the old NAREIT definition less amortization on the $347 million of prepaid debt and the previous secured line of credit and adding in amortization on the new unsecured line of credit.

(3) Assumes conversion of the shares of Class B and Class C Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS AND REPORTS OF ARTHUR ANDERSON LLP, INDEPENDENT AUDITORS

    Reports of Independent Public Accountants.....................................
    Financial Statements:
    Balance Sheets:
      Spieker Properties, Inc. Consolidated as of December 31, 1996 and 1995......
    Statements of Operations:
      Spieker Properties, Inc. Consolidated for the Years Ended December 31, 1996,
         December 31, 1995, and December 31, 1994.................................
    Statements of Stockholders' Equity:
      Spieker Properties, Inc. Consolidated for the Years Ended December 31, 1996,
         December 31, 1995, and December 31, 1994.................................
    Statements of Cash Flows:
      Spieker Properties, Inc. Consolidated for the Years Ended December 31, 1996,
         December 31, 1995, and December 31, 1994.................................
    Notes to Financial Statements.................................................

2. FINANCIAL STATEMENT SCHEDULES:

    Schedule III -- Real Estate and Accumulated Depreciation as of December 31,
      1996........................................................................

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(B) REPORTS ON FORM 8-K

     During the quarter ended December 31, 1996, the Company filed the following report on Form 8-K:

          (i) Form 8-K dated December 4, 1996, which includes combined statements of revenues and certain expenses of the Three Property Transactions (as defined therein)

(C) EXHIBITS

     The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBITS (ENCLOSED ATTACHMENTS ARE SEQUENTIALLY NUMBERED)

                               INDEX TO EXHIBITS

EXHIBIT                                                                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
------   -----------------------------------------------------------------------------  ------
 3.1     Articles of Incorporation of Spieker Properties, Inc.(1)
 3.1A    Articles of Amendment of Spieker Properties, Inc. (amending Articles of
         Incorporation)
 3.2     Bylaws of Spieker Properties, Inc. (1)
 3.3     Articles Supplementary of Spieker Properties, Inc. for Series A Preferred
         Stock (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s
         Report on Form 10-Q for the quarter ended March 31, 1994)
 3.4     Articles Supplementary of Spieker Properties, Inc. for Class B Common Stock
         (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s
         Report on Form 10-Q for the quarter ended March 31, 1995)
 3.5     Articles Supplementary of Spieker Properties, Inc. for the Series B Preferred
         Stock(2)
 3.6     Articles Supplementary of Spieker Properties, Inc. for the Class C Common
         Stock(2)
 4.1     Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K(1)
 4.2     Intentionally omitted
 4.3     Series A Preferred Stock Purchase Agreement, (incorporated by reference to
         Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)
 4.4     Investor Rights Agreement relating to A Series Preferred Stock (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Form 10-Q Report
         for the quarter ended March 31, 1994)
 4.5     Indenture dated as December 6, 1995, among Spieker Properties, L.P., Spieker
         Properties, Inc. and State Bank and Trust, as Trustee(2)
 4.6     First Supplemental Indenture relating to the 2000 Notes, the 2000 Note and
         Guarantee(2)
 4.7     Second Supplemental Indenture relating to the 2001 Notes, 2001 Note and
         Guarantee(2)
 4.8     Third Supplemental Indenture relating to the 2002 Notes, the 2002 Note and
         Guarantee(2)
 4.9     Fourth Supplemental Indenture relating to the 2004 Notes and the 2004 Note(2)
 4.10    Class B Common Stock Purchase Agreement (incorporated by reference to Exhibit
         4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended
         March 31, 1994)
 4.11    Investor's Rights Agreement relating to Class B Common Stocks (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Form 10-Q Report
         for the quarter ended March 31, 1994)
 4.12    Class C Common Stock Purchase Agreement(2)
 4.13    Investor's Rights Agreement relating to Class C Common Stock(2)
 4.14    Fifth Supplemental Indenture relating to the Medium Term Note Program and
         Forms of Medium Term Notes (incorporated by reference to Exhibit 4.1 to
         Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
 4.15    Sixth Supplemental Indenture relating to the 7 1/8 Notes Due 2006 and Form of
         2006 Note (incorporated by reference to Exhibit 4.1 of Spieker Properties,
         Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)
 4.16    Seventh Supplemental Indenture relating to the 7 7/8 Notes Due 2016 and Form of 2016 Note (incorporated by reference to Exhibit 4.2 of Spieker Properties,
         Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)
10.1     First Amended and Restated Agreement of Limited Partnership of Spieker
         Properties, L.P. and First and Second Amendment thereto (incorporated by reference to exhibits 10.1, 10.2, and 10.3 of Spieker Properties, Inc.'s Form
         8-K dated April 10, 1995)
10.2*    Form of Employment Agreement between the Company and each of Warren E.
         Spieker, Jr., John K. French, Bruce E. Hosford, and Dennis E. Singleton(1)
10.3*    Form of Spieker Merit Plan(1)

EXHIBIT                                                                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
------   -----------------------------------------------------------------------------  ------
10.4*    Amended and Restated Spieker Properties, Inc. 1993 Stock Incentive Plan
         (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.5     Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.21 to Spieker Properties,
         Inc.'s Registration Statement on Form S-11 (File No. 33-67906))
10.6     Form of Land Holding Agreement among the Company, Spieker Northwest, Inc., the Operating Partnership and owner of the applicable Land Holding
         (incorporated by reference to Exhibit 10.22 to Spieker Properties, Inc.'s
         Registration Statement on Form S-11 (File No. 33-67906))
10.7*    Form of Employee Stock Incentive Pool (incorporated by reference to Exhibit
         10.35 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File
         No. 33-67906))
10.8     Form of Excluded Property Agreement between the Operating Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to
         Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No.
         33-67906))
10.9*    Amended and Restated Spieker Properties, Inc. 1993 Directors' Stock Option
         Plan (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.10    Third Amendment to First Amended and Restated Agreement of Limited
         Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit
         10.1 to Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended
         September 30, 1995)
10.11    Fourth Amendment, Fifth Amendment and Sixth Amendment to First Amended and
         Restated Agreement of Limited Partnership of Spieker Properties, L.P.
         (incorporated by reference to Exhibit 10.14 to Spieker Properties, Inc.'s
         Form 10-K Report for the year ended December 31, 1995)
10.12    Credit Agreement among Spieker Properties, L.P. as borrower, and Wells Fargo
         Bank, The First National Bank of Boston, First Bank National Association,
         Seattle-First National Bank and Union Bank, as lenders, dated as of November
         6, 1995, and Loan Notes pursuant to the Credit Agreement (incorporated by reference to Exhibit 4.8 to Spieker Properties, Inc.'s Registration Statement
         on Form S-3 (File No. 33-98372))
10.13    Amendment No. 1 to the Credit Agreement among Spieker Properties, L.P., as borrower and Wells Fargo Bank, The First National Bank of Boston, First Bank
         National Association, Seattle-First National Bank and Union Bank as lenders, dated as of July 24, 1996 (incorporated by reference to Exhibits 4.1 to
         Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.14    Seventh Amendment to First Amended and Restated Agreement of Limited
         Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit
         10.16 to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1996)
10.15    Eighth Amendment to First Amended and Restated Agreement of Limited
         Partnership of Spieker Properties, L.P.
12.1     Schedule of Computation of Ratio of Earnings to Combined Fixed Charges and
         Preferred Dividends
21.1     List of Subsidiaries of Spieker Properties, Inc.
23.1     Consent of Independent Public Accountants

---------------
*   Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Spieker Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of Spieker Properties, Inc. (a Maryland corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 24, 1997

                            SPIEKER PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                   1996           1995
                                                                                ----------     ----------
                                                 ASSETS
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests.............................  $  338,445     $  303,157
  Buildings and improvements..................................................     944,646        756,734
  Construction in progress....................................................      31,969         38,980
                                                                                ----------     ----------
                                                                                 1,315,060      1,098,871
  Less - accumulated depreciation.............................................    (127,701)      (124,612)
                                                                                ----------     ----------
                                                                                 1,187,359        974,259
  Investment in mortgages.....................................................      14,381             --
  Property held for disposition, net..........................................     117,732             --
                                                                                ----------     ----------
    Net investments in real estate............................................   1,319,472        974,259
CASH AND CASH EQUIVALENTS.....................................................      29,336          7,573
ACCOUNTS RECEIVABLE...........................................................       3,799          3,351
DEFERRED RENT RECEIVABLE......................................................       3,242          4,698
RECEIVABLE FROM AFFILIATES....................................................         117            386
DEFERRED FINANCING AND LEASING COSTS, net of accumulated amortization of
  $7,682 and $9,586 as of December 31, 1996 and 1995, respectively............      15,860         13,485
FURNITURE, FIXTURES & EQUIPMENT, net..........................................       2,386          1,678
PREPAID EXPENSES AND OTHER ASSETS.............................................      16,102          6,067
                                                                                ----------     ----------
                                                                                $1,390,314     $1,011,497
                                                                                ==========     ==========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
DEBT:
  Unsecured notes.............................................................  $  635,000     $  260,000
  Unsecured line of credit....................................................      39,000        117,700
  Mortgage loans..............................................................      45,997        112,702
                                                                                ----------     ----------
    Total debt................................................................     719,997        490,402
                                                                                ----------     ----------
ASSESSMENT BONDS PAYABLE......................................................       4,758         12,140
ACCOUNTS PAYABLE..............................................................       3,258          3,804
ACCRUED REAL ESTATE TAXES.....................................................         731            506
ACCRUED INTEREST..............................................................      10,471          2,510
UNEARNED RENTAL INCOME........................................................       6,345          6,972
DIVIDENDS AND DISTRIBUTIONS PAYABLE...........................................      18,660         15,588
OTHER ACCRUED EXPENSES AND LIABILITIES........................................      16,406         12,202
                                                                                ----------     ----------
  Total liabilities...........................................................     780,626        544,124
                                                                                ----------     ----------
MINORITY INTERESTS............................................................      45,760         47,526
                                                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock: convertible, cumulative, $.0001 par value,
    1,000,000 shares authorized, issued and outstanding as of December 31,
    1996 and 1995, $25,000 liquidation preference.............................      23,949         23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value,
    5,000,000 shares authorized, 4,250,000 issued and outstanding, as of
    December 31, 1996 and 1995, $106,250 liquidation preference...............     102,064        102,064
  Common Stock: $.0001 par value, 660,500,000 shares authorized, 31,821,861 and 26,724,074 shares issued and outstanding as of December 31, 1996 and
    1995, respectively........................................................           3              3
  Class B Common Stock: $.0001 par value, 2,000,000 shares authorized, issued
    and outstanding as of December 31, 1996 and 1995..........................          --             --
  Class C Common Stock: $.0001 par value, 1,500,000 shares authorized,
    1,176,470 issued and outstanding as of December 31, 1996..................          --             --
  Excess Stock: $.0001 par value per share, 330,000,000 shares authorized, no
    shares issued or outstanding..............................................          --             --
  Additional paid-in capital..................................................     438,376        303,320
  Deferred compensation.......................................................        (464)          (652)
  Retained earnings (deficit).................................................          --         (8,837)
                                                                                ----------     ----------
    Total stockholders' equity................................................     563,928        419,847
                                                                                ----------     ----------
                                                                                $1,390,314     $1,011,497
                                                                                ==========     ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
REVENUES:
  Rental income............................................   196,471      151,412      120,355
  Interest and other income................................     4,228        1,979          682
                                                             --------     --------     --------
                                                              200,699      153,391      121,037
                                                             --------     --------     --------
OPERATING EXPENSES:
  Rental expenses..........................................    34,690       24,601       17,998
  Real estate taxes........................................    15,510       11,934       10,111
  Interest expense, including amortization of discount and
     financing costs.......................................    37,235       46,386       44,395
  Depreciation and amortization............................    37,385       31,602       28,953
  General and administrative and other expenses............    10,115        8,533        6,217
                                                             --------     --------     --------
                                                              134,935      123,056      107,674
                                                             --------     --------     --------
     Income from operations before disposal of real estate
       properties, minority interests and extraordinary
       items...............................................    65,764       30,335       13,363
                                                             --------     --------     --------
DISPOSAL OF REAL ESTATE PROPERTIES:
  Gain on disposition of property..........................     8,350           --           --
                                                             --------     --------     --------
     Income from operations before minority interests and
       extraordinary items.................................    74,114       30,335       13,363
MINORITY INTERESTS' SHARE IN NET INCOME....................    (9,924)      (5,669)      (2,822)
                                                             --------     --------     --------
     Net income before extraordinary items.................    64,190       24,666       10,541
EXTRAORDINARY ITEMS, net of minority interests of $7,302
  for the year ended December 31, 1995.....................        --      (33,503)          --
                                                             --------     --------     --------
     Net income (loss).....................................  $ 64,190     $ (8,837)    $ 10,541
                                                             --------     --------     --------
PREFERRED DIVIDENDS:
  Series A Preferred Stock.................................    (2,098)      (2,048)      (1,238)
  Series B Preferred Stock.................................   (10,041)        (586)          --
                                                             --------     --------     --------
  Net income (loss) available to Common Stockholders.......  $ 52,051     $(11,471)    $  9,303
                                                             ========     ========     ========
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Income before extraordinary items........................  $   1.50     $    .84     $    .46
  Extraordinary items, net of minority interests...........        --        (1.28)          --
                                                             --------     --------     --------
     Net income (loss) available to Common Stockholders....  $   1.50     $   (.44)    $    .46
                                                             ========     ========     ========
DIVIDENDS AND DISTRIBUTIONS PER SHARE:
  Series A Preferred Stock.................................  $   2.10     $   2.05     $   1.24
                                                             ========     ========     ========
  Series B Preferred Stock.................................  $   2.36     $    .14           --
                                                             ========     ========     ========
  Common Stock, including Class B and Class C..............  $   1.77     $   1.74     $   1.60
                                                             ========     ========     ========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                             SERIES A    SERIES B       COMMON       CLASS B        CLASS C       COMMON
                                             PREFERRED   PREFERRED       STOCK        COMMON         COMMON      STOCK PAR
                                               STOCK       STOCK        SHARES     STOCK SHARES   STOCK SHARES     VALUE
                                             ---------   ---------    -----------  ------------   ------------   ---------
BALANCE AT DECEMBER 31, 1993...............   $    --    $     --      20,400,000           --             --       $ 2
  Series A Preferred Stock offering........    23,949          --              --           --             --        --
  Conversion of Operating Partnership
    units..................................        --          --          17,513           --             --        --
  Deferred compensation amortization.......        --          --              --           --             --        --
  Dividends declared.......................        --          --              --           --             --        --
  Net income...............................        --          --              --           --             --        --
                                              -------    --------      ----------   ----------     ----------       ---
BALANCE AT DECEMBER 31, 1994...............    23,949          --      20,417,513           --             --         2
  Series B Preferred Stock offering........        --     102,064              --           --             --        --
  Conversion of Operating Partnership
    units..................................        --          --          16,732           --             --        --
  Common Stock offering....................        --          --       6,256,329           --             --         1
  Class B Common Stock offering............        --          --              --    2,000,000             --        --
  Exercise of Stock options................        --          --          33,500           --             --        --
  Deferred compensation amortization.......        --          --              --           --             --        --
  Dividends declared.......................        --          --              --           --             --        --
  Net loss.................................        --          --              --           --             --        --
                                              -------    --------      ----------   ----------     ----------       ---
BALANCE AT DECEMBER 31, 1995...............    23,949     102,064      26,724,074    2,000,000             --         3
  Conversion of Operating Partnership
    units..................................        --          --          15,537           --             --        --
  Common Stock offering....................        --          --       5,022,500           --             --        --
  Class C Common Stock offering............        --          --              --           --      1,176,470        --
  Restricted Stock grant...................        --          --           8,000           --             --        --
  Exercise of Stock options................        --          --          51,750           --             --        --
  Non-cash Compensation Merit Fund.........        --          --              --           --             --        --
  Deferred compensation amortization.......        --          --              --           --             --        --
  Dividends declared.......................        --          --              --           --             --        --
  Net income...............................        --          --              --           --             --        --
                                              -------    --------      ----------   ----------     ----------       ---
BALANCE AT DECEMBER 31, 1996...............   $23,949    $102,064      31,821,861    2,000,000      1,176,470       $ 3
                                              =======    ========      ==========   ==========     ==========       ===

                                             ADDITIONAL                   RETAINED
                                              PAID-IN       DEFERRED      EARNINGS
                                              CAPITAL     COMPENSATION    (DEFICIT)    TOTAL
                                             ----------   ------------    --------    --------
BALANCE AT DECEMBER 31, 1993...............   $206,039       $   --       $  (980)    $205,061
  Series A Preferred Stock offering........         --           --            --       23,949
  Conversion of Operating Partnership
    units..................................        330           --            --          330
  Deferred compensation amortization.......      1,321         (991)           --          330
  Dividends declared.......................    (24,346)          --        (9,561)     (33,907)
  Net income...............................         --           --        10,541       10,541
                                              --------        -----       --------    --------
BALANCE AT DECEMBER 31, 1994...............    183,344         (991)           --      206,304
  Series B Preferred Stock offering........         --           --            --      102,064
  Conversion of Operating Partnership
    units..................................        343           --            --          343
  Common Stock offering....................    117,157           --            --      117,158
  Class B Common Stock offering............     49,961           --            --       49,961
  Exercise of Stock options................        686           --            --          686
  Deferred compensation amortization.......         --          339            --          339
  Dividends declared.......................    (48,171)          --            --      (48,171)
  Net loss.................................         --           --        (8,837)      (8,837)
                                              --------        -----       --------    --------
BALANCE AT DECEMBER 31, 1995...............    303,320         (652)       (8,837)     419,847
  Conversion of Operating Partnership
    units..................................        386           --            --          386
  Common Stock offering....................    121,368           --            --      121,368
  Class C Common Stock offering............     29,963           --            --       29,963
  Restricted Stock grant...................        200         (200)           --           --
  Exercise of Stock options................      1,061           --            --        1,061
  Non-cash Compensation Merit Fund.........        100           --            --          100
  Deferred compensation amortization.......         --          388            --          388
  Dividends declared.......................    (18,022)          --       (55,353)     (73,375)
  Net income...............................         --           --        64,190       64,190
                                              --------        -----       --------    --------
BALANCE AT DECEMBER 31, 1996...............   $438,376       $ (464)      $    --     $563,928
                                              ========        =====       ========    ========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss).....................................  $  64,190     $  (8,837)    $  10,541
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
  Depreciation and amortization.........................     37,385        31,602        28,953
  Amortization of discount and deferred financing
     costs..............................................      1,224         9,362         9,727
  Non-cash compensation.................................        508           368           330
  Minority interests' share of net income...............      9,924         5,669         2,822
  Extraordinary items...................................         --        33,503            --
  Gain on disposition of property.......................     (8,350)           --            --
  Increase in accounts receivable and other assets......    (11,865)       (2,858)       (2,046)
  Decrease (increase) in receivables from related
     parties............................................        269           453          (839)
  Decrease in assessment bonds payable..................       (849)         (726)         (843)
  Increase in accounts payable and accrued expenses and
     other liabilities..................................      2,985         8,959           418
  Increase (decrease) in accrued real estate taxes......        225           328          (154)
  Increase (decrease) in accrued interest...............      7,961        (1,070)          803
  Decrease in payable to related party..................         --        (1,186)       (1,962)
                                                          ---------     ---------     ---------
     Net cash provided by operating activities..........    103,607        75,567        47,750
                                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties...............................   (406,552)     (195,528)     (159,154)
  Additions to investment in mortgages..................    (14,381)           --            --
  Additions to leasing costs............................     (5,627)       (4,083)       (3,235)
  Decrease in restricted cash...........................         --            --         1,057
  Proceeds from disposition of properties...............     47,967            --            --
                                                          ---------     ---------     ---------
     Net cash used for investing activities.............   (378,593)     (199,611)     (161,332)
                                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt....................................    684,800       472,677       191,004
  Payments on debt......................................   (455,205)     (550,763)      (78,327)
  Payments of financing fees............................     (3,612)       (2,746)       (1,929)
  Payments of dividends and distributions...............    (81,626)      (54,377)      (37,319)
  Proceeds from sale of Series B and Series A Preferred
     Stock, net of issuance costs.......................         --       102,064        23,949
  Proceeds from sale of Common Stock, net of issuance
     costs..............................................    121,368       117,157            --
  Proceeds from sale of Class B Common Stock, net of
     issuance costs.....................................         --        49,961            --
  Proceeds from sale of Class C Common Stock, net of
     issuance costs.....................................     29,963            --            --
  Proceeds from stock options exercised.................      1,061           686            --
  Prepayment of interest, restructuring fees, and
     penalties..........................................         --       (12,705)           --
                                                          ---------     ---------     ---------
     Net cash provided by financing activities..........    296,749       121,954        97,378
                                                          ---------     ---------     ---------
     Net increase (decrease) in cash and cash
       equivalents......................................     21,763        (2,090)      (16,204)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........      7,573         9,663        25,867
                                                          ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............  $  29,336     $   7,573     $   9,663
                                                          =========     =========     =========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                           DECEMBER 31, 1996 AND 1995

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of December 31, 1996, the Company owned an approximate 84.9 percent general partnership interest in Spieker Properties L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company".

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 1996 and 1995, and its consolidated results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994. The Company's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at December 31, 1996 and 1995, is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  Properties

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

        Land improvements and leasehold interests...........  18 to 40 years
        Buildings and improvements..........................  10 to 40 years
        Tenant improvements.................................  Term of the related lease

     The cost of buildings and improvements includes the purchase price of the property or interests in property, legal fees, acquisition costs and interest, property taxes and other costs incurred during the period of construction.

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of assets are capitalized.

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1996 and 1995, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1996 and 1995, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

                            SPIEKER PROPERTIES, INC.

     The Company owns two mortgage loans that are secured by real estate. The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1996, the fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

  Construction in Progress

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

  Cash and Cash Equivalents

     Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

  Ground Leases

     The land on which three of the Company's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Company will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related prepayment periods (18 to 24 years).

  Deferred Financing and Leasing Costs

     Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 1 to 23 years. Unamortized leasing costs are charged to expense upon the early termination of the lease or upon the early payment of financing.

  Fair Value of Financial Investments

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

  Minority Interest

     Minority interest in the Company represents (i) the individual Spieker Partners' limited partnership interest in the Operating Partnership of approximately 15.1 percent and 17.7 percent at December 31, 1996 and 1995, respectively, and (ii) a 10 percent interest in one property and a 7.5 percent interest in a second property held by outside interests.

  Revenues

     All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

                            SPIEKER PROPERTIES, INC.

  Interest and Other Income

     Interest and other income includes interest income on cash, cash equivalents, and investment in mortgages and management fee income.

  Extraordinary Items

     Extraordinary items for the year ended December 31, 1995, consist of (i) $11,767 in prepayment penalties, and a write-off of $28,100 in previously capitalized debt discount (prepaid interest and arrangement fee paid to Prudential at the time of the IPO and until December 1995 was amortized to interest expense) related to the Prudential Debt paydown as a result of the stock offering in December 1995, and (ii) a fee of $938 paid in connection with the conversion of the secured line of credit into an unsecured facility.

  Net Income (Loss) Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B Common Stock and Class C Common Stock) during the period, including the dilutive effect of stock options. The weighted average common shares outstanding for the year ended December 31, 1996, 1995 and 1994 are as follows:

                                                           WEIGHTED AVERAGE
                                                       COMMON SHARES OUTSTANDING
                                                       -------------------------
                Year ended:
                  December 31, 1996..................          34,691,140
                  December 31, 1995..................          26,140,488
                  December 31, 1994..................          20,417,513

     Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

  Reclassifications

     Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

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

3.  TRANSACTIONS WITH AFFILIATES

  Revenues and Expenses

     The Company received $802, $1,427 and $0 during 1996, 1995 and 1994, respectively, for management services provided to certain properties that are controlled and operated by Spieker Partners, a California general partnership, and its affiliates (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc., are partners in Spieker Partners.

  Acquisition of Properties

     During the years ended December 31, 1996 and 1995, the Company purchased certain properties and land parcels from Spieker Partners totaling $1,783 and $22,216, respectively, pursuant to the provisions of

                            SPIEKER PROPERTIES, INC.

certain landholding and excluded property agreements entered into during the Company's IPO. Under the landholding agreements, the Company has an option to purchase specific land parcels from Spieker Partners at the lower of an established fixed price or independently appraised value. Under the excluded property agreements, the Company has an option to acquire certain properties or partnership interests after a purchase agreement can be reached with certain unaffiliated partners in the partnerships. Acquisitions from Spieker Partners are subject to approval by the Board of Directors.

  Receivable From Affiliates

     The $117 and $386 receivable from affiliates at December 31, 1996 and 1995, respectively, primarily represents management fees and reimbursements due from Spieker Partners affiliates.

4.  PROPERTY HELD FOR DISPOSITION

     The Company has determined to focus exclusively on office and industrial properties. The Company has therefore decided to divest itself of its thirteen retail properties and to reinvest the proceeds from these properties in office and industrial properties.

     In December 1996, the Company entered into agreements to dispose of nine retail properties located in California, Oregon, and Washington to a third party for $106,500. Three of the nine properties closed on December 20, 1996. Five of the remaining properties are scheduled to be disposed of by May 1, 1997, and the final property by December 31, 1997.

     The following summarizes the condensed results of operations of the properties disposed of in 1996 for the years ended December 31, 1996, 1995 and 1994:

                                                            1996       1995       1994
                                                           ------     ------     ------
        Income...........................................  $5,332     $5,168     $3,289
        Expenses.........................................   1,797      1,987      1,130
                                                           ------     ------     ------
        Net Income.......................................  $3,535     $3,181     $2,159
                                                           ======     ======     ======

     In addition, the Company is in the process of divesting itself of four other retail properties. The divestiture of the remaining four retail properties is subject to negotiation of acceptable terms and other customary conditions.

     The following summarizes the condensed results of operations of the ten retail properties held for disposition for the years ended December 31, 1996, 1995 and 1994:

                                                         1996        1995        1994
                                                        -------     -------     -------
        Income........................................  $18,815     $15,013     $13,152
        Expenses......................................    7,330       5,989       5,700
                                                        -------      ------      ------
        Net Income....................................  $11,485     $ 9,024     $ 7,452
                                                        =======      ======      ======

     The net carrying amount of the ten retail properties held for disposition as of December 31, 1996, is $117,732.

                            SPIEKER PROPERTIES, INC.

5.  DEBT

     As of December 31, 1996 and 1995, debt consists of the following:

                                                                   1996         1995
                                                                 --------     --------
        Unsecured investment grade notes, varying fixed
          interest rates from 6.65% to 8.00% payable
          semi-annually, due 2000 to 2016......................  $635,000     $260,000
        Unsecured line of credit, LIBOR + 1.25%, 6.63% at
          December 31, 1996, due November 1997.................    39,000      117,700
        Mortgage loans, varying interest rates from 7.5% to
          9.75%, due 1997 to 2012..............................    45,997      112,702
                                                                 --------     --------
                                                                 $719,997     $490,402
                                                                 ========     ========

     On November 6, 1995, the Company converted its secured line of credit to a $150 million unsecured line of credit (the "line"). The line matures in November 1997 and the Company has an option to extend the line for one year upon payment of a fee equal to 0.12% of the total line. The line also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance.

     Mortgage loans generally require monthly principal and interest payments. The mortgage loans are secured by deeds of trust on fourteen properties. The undepreciated book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1996, and December 31, 1995, is $79,440 and $162,885, respectively.

     Interest capitalized for the years ended December 31, 1996, 1995 and 1994, was $3,116, $1,301 and $468, respectively.

  Maturity Schedule

     The scheduled maturities of all debt outstanding as of December 31, 1996, are as follows:

                                       YEAR                          AMOUNT
                --------------------------------------------------  --------
                1997 (includes line of credit, see paragraph
                  above)..........................................  $ 51,429
                1998..............................................       821
                1999..............................................       895
                2000..............................................   100,975
                2001..............................................   109,016
                Thereafter........................................   456,861
                                                                    --------
                                                                    $719,997
                                                                    ========

                            SPIEKER PROPERTIES, INC.

6.  LEASING ACTIVITY

     Future minimum rentals due under noncancelable operating leases in effect at December 31, 1996, with tenants are as follows:

                                       YEAR                          AMOUNT
                --------------------------------------------------  --------
                1997..............................................  $184,418
                1998..............................................   151,943
                1999..............................................   121,929
                2000..............................................    93,118
                2001..............................................    63,813
                Thereafter........................................   127,819
                                                                    --------
                                                                    $743,040
                                                                    ========

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $44,155, $32,125 and $16,463 for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases for the years ended December 31, 1996, 1995 and 1994, were $362, $310 and $298 respectively. Certain leases contain options to renew.

7.  DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at December 31, 1996, and December 31, 1995, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of December 31, 1996, and December 31, 1995, are as follows:

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1996             1995
                                                             ------------     ------------
        Shares of:
          Common Stock.....................................   31,821,861       26,724,074
          Class B Common Stock.............................    2,000,000        2,000,000
          Class C Common Stock.............................    1,176,470               --
          Series A Preferred Stock.........................    1,000,000        1,000,000
          Series B Preferred Stock.........................    4,250,000        4,250,000
        Minority Interest Holders..........................    6,549,819        6,565,356

8.  INCOME TAXES

     The Company has elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 95 percent of its taxable income to its stockholders. Additionally, REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) based on its taxable income using corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income.

     Taxable income allocable to the Company, excluding minority interests, for the years ended December 31, 1996, 1995 and 1994, was approximately $66,200, $3,800 and $20,000, respectively. The taxable

                            SPIEKER PROPERTIES, INC.

income for the years ended December 31, 1996, 1995 and 1994, includes $12,138, $2,634 and $1,238, respectively, allocable to the preferred stockholders.

     The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense for tenant improvements and unearned rental income.

     Approximately 10%, 90% and 39% of the dividends paid or payable to Common Stockholders for the years ended December 31, 1996, 1995 and 1994, respectively, represents a return of capital for income tax purposes. In addition, approximately 0.66% of the dividends paid or payable for the year ended December 31, 1996, represents a dividend taxable as a long-term capital gain.

9.  STOCKHOLDERS' EQUITY

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

  Ownership Limitations

     To maintain its qualification as a REIT, not more than 50 percent of the value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the

                            SPIEKER PROPERTIES, INC.

Company must maintain records that disclose the actual ownership of its outstanding Common Stock and will demand written statements each year from the record holders of designated percentages of its Common Stock disclosing the actual owners of such Common Stock.

10.  EMPLOYEE RETIREMENT AND STOCK PLANS

  Retirement Savings Plan

     Effective January 1, 1994, the Company adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $292 and $266 for the years ended December 31, 1996 and 1995. In addition, the Company may make additional contributions at the discretion of management. Management authorized additional contributions of $230 and $126 for the years ended December 31, 1996 and 1995.

  Stock Incentive Plan

     The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully-converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance under other stock compensation plans of the Company. As of December 31, 1996, options on approximately 3,138,750 shares of Common Stock at an average exercise price of $25.39 per share have been granted under the Plan. To date, 85,250 share options have been exercised and 1,157,249 share options are currently exercisable.

  Employee Stock Incentive Pool

     At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their Operating Partnership Units for awards to personnel employed by the Company at the time of the IPO. The units are converted into Common Stock at the time of grant. The aggregate number of units reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995, and January 1, 1996, resulting in a total of 75% of potential stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

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

     For the years ended December 31, 1996, 1995 and 1994, non-cash compensation expense recognized for such awards was $388, $339 and $0, respectively.

  Merit Plan

     The Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership, equivalent to 153,659 Operating Partnership units, to reward Senior Officers and other key employees of the Company for significant individual contributions to the enhancement of the Company's value and to encourage further equity interests in the Company.

                            SPIEKER PROPERTIES, INC.

     On an annual basis, the Executive Officers will review the performance of the Senior Officers and other key employees and will award, at their discretion, options to acquire limited partnership interests from the Merit Plan to qualifying individuals. The Merit Plan represents a reallocation of the Senior Officers' ownership of limited partnership interests and does not have a dilutive effect on the stockholders of the Company. As of December 31, 1996, 49,730 units have been awarded under the Merit Plan.

     To the extent that awards are made under the Merit Plan, they will be compensatory. Accordingly, non-cash compensation expense is recorded in the Company's financial statements. For the years ended December 31, 1996, 1995 and 1994, non-cash compensation expense recognized under the Merit Plan was $120, $29 and $0.

  Directors Stock Option Plan

     On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to the Company's independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested. To date 14,000 shares have been granted under the plan.

  Stock Options

     The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                                  YEAR ENDED DECEMBER
                                                                          31,
                                                                  --------------------
                                                                   1996         1995
                                                                  -------     --------
        Net income (loss)
          As reported...........................................  $52,051     $(11,471)
          Pro forma.............................................   51,359      (11,874)
        Earnings per share
          As reported...........................................  $  1.50     $   (.44)
          Pro forma.............................................     1.49         (.46)

     For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively; dividend yield of 6.15% for both years; expected volatility of 13.28% for both years; expected lives of seven years for both years; and risk-free interest rates of 6.21% for both years.

     During the initial phase-in period, the effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.

11.  COMMITMENTS AND CONTINGENCIES

  Environmental Matters

     The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no

                            SPIEKER PROPERTIES, INC.

assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

  Lease Commitments

     The Company will be responsible for minimum ground lease payments of $213, $900 and $1,108 beginning in 2011, 2012 and 2017, respectively, through 2040, 2039 and 2040, respectively.

  General Uninsured Losses

     The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

     Certain of the properties are located in areas that are subject to earthquake activity; the Company has therefore obtained limited earthquake insurance. In the event of an earthquake, properties are self-insured for the first $25,000 of loss. The Company is insured for the next $50,000 of loss, any losses in excess of $75,000 will be borne by the Company.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                        1996             1995             1994
                                                    ------------     ------------     ------------
    SUPPLEMENTAL CASH FLOW DISCLOSURE:
      Cash paid for interest......................    $ 31,167         $ 39,876         $ 34,116
    SUPPLEMENTAL DISCLOSURE OF NON-CASH
      TRANSACTIONS:
      Extraordinary loss write-off of deferred
         financing costs..........................          --           28,100               --
      Debt assumed in relation to property
         acquisitions.............................          --           22,827               --
      Minority interest capital recorded in
         relation to property acquisitions........          --            8,877               --
      Increase to land and assessment bond
         payable..................................       1,283            4,687               92
      Write-off of fully depreciated property.....      15,469            3,662           10,672
      Write-off of fully amortized deferred
         financing and leasing costs..............       4,696            1,847            2,618
      Conversion of operating partnership units to
         Common Stock with resulting reduction in
         minority interest and increase in
         additional paid-in capital...............         386              343              330

                            SPIEKER PROPERTIES, INC.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            QUARTER
                                            ---------------------------------------
                                             FIRST      SECOND     THIRD    FOURTH     TOTAL
                                            -------     -------   -------   -------   --------
    Revenues..............................  $45,318(1)  $47,696   $52,143   $55,542   $200,699
    Income from operations before disposal
      of real estate properties, minority
      interests and extraordinary items...   14,980(1)   17,131    16,096    17,557     65,764
    Net income available to Common
      Stockholders........................    9,859      11,889     9,753    20,550     52,051
    Income per share of Common Stock......  $   .31     $   .33   $   .27   $   .57   $   1.50

---------------
(1) Includes reclassification of extraordinary gain on early extinguishment of debt of $150.

14.  SUBSEQUENT EVENTS

     On January 21, 1997, the Company sold 10,000,000 shares of Common Stock at $34.50 per share through an underwritten public offering. In addition, shortly thereafter, the underwriters exercised their over-allotment option resulting in the Company selling an additional 1,500,000 shares of Common Stock. The aggregate net proceeds of $374,835 were used primarily to acquire properties under contract at the time of the offering.

     On various dates subsequent to December 31, 1996 the Company acquired nine properties totaling 3.3 million rentable square feet at a total initial acquisition cost of $369,751.

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996

                                                                           INITIAL COST TO COMPANY
                                                                          --------------------------
                                                                            LAND AND                   ADDITIONS         LAND
                                                            ENCUMBRANCES   LEASEHOLD                      AND       LAND IMP. AND
                   PROJECT                  LOCATION        AND LIENS(1)    INTEREST     BUILDINGS    IMPROVEMENTS  LEASEHOLD INT.
        ----------------------------- --------------------  ------------  ------------  ------------  ------------  --------------
10011   Stender Way II                Santa Clara, CA                     $    118,274  $    840,169  $ 1,250,787    $    491,822
10041   Scott Blvd.                   Santa Clara, CA                          128,623       583,455    1,811,630         554,191
10061   Fresno Warehouse II           Fresno, CA            $    31,311        310,908     1,616,875    1,731,587         784,254
10071   Bakersfield Warehouse         Bakersfield, CA                          519,900     1,623,282    2,004,571       1,090,739
10091   Terminal St. Warehouse        Sacramento, CA                           198,113     1,181,083      219,706         202,000
10101   Stender Way I                 Santa Clara, CA                           98,915       536,920      230,416         170,073
10111   Applied Materials I           Santa Clara, CA                          381,686     1,625,507        3,690         381,686
10121   Sunnyvale Business Center     Santa Clara, CA            67,145        257,035       811,284      555,713         241,207
10161   Cupertino Business Center     Cupertino, CA                          3,876,840     3,970,597      882,898       4,082,078
10171   Fresno Warehouse III          Fresno, CA                               405,166     1,407,087      423,844         482,421
10191   North American Van Lines      San Jose, CA                           2,191,699     4,999,710      786,893       2,199,552
10241   Applied Materials II          Santa Clara, CA         1,535,741        651,943     3,392,605    3,040,850       1,270,250
10261   Front Street Warehouse        Sacramento, CA                           294,674       908,485      207,700         294,674
10271   Aspect Building               San Jose, CA              164,751      2,223,805     2,265,103      281,512       2,229,772
10301   Cadillac Court                Milpitas, CA              127,601        959,042     1,493,087      972,430       1,131,026
10331   Ryan Ranch Industrial         Monterey, CA                             422,500       969,386      798,752         557,763
10371   Fremont Bayside               Fremont, CA             6,659,809      1,245,617     2,704,137      534,183       1,247,069
10381   Livermore Commerce Ctr.       Livermore, CA              39,127      1,312,199     3,563,238      865,239       1,499,807
10401   Fairfield Business Center     Fairfield, CA               7,130        439,350     2,662,769    1,086,488       1,079,336
10421   Patrick Henry Drive           San Jose, CA               13,748        933,058     2,702,038    2,277,020         993,156
10431   COG Warehouse                 Milpitas, CA              503,104      2,549,224     1,907,937    1,086,032       3,026,377
10451   Okidata Distribution Center   Milpitas, CA              347,394      1,808,159     1,750,086    1,132,809       2,163,397
10461   Pro Log                       Monterey, CA                             780,000     1,148,054    1,058,360       1,121,135
10481   Huntwood Business Center      Hayward, CA                13,467        198,026       686,076    1,271,015         434,534
10491   Independent Rd Warehouse      Oakland, CA                              237,380       706,174      313,217         332,303
10501   Grandview Drive               So. San Fran, CA          562,050        259,751       561,224      520,092         468,097
10511   Baycenter Business Park II    Hayward, CA               248,456      1,228,225     3,116,626    2,179,728       1,781,453
10521   Keebler Warehouse             Hayward, CA                97,563        569,642     1,568,210      188,521         605,637
10531   Fremont Commerce Center       Fremont, CA                              614,357     1,588,166      570,393         708,494
10571   Montague Industr. Center      Palo Alto, CA                          1,482,000     5,131,899    5,869,335       2,820,461
10591   Dubuque Business Center       So. San Fran, CA                       2,912,158     3,128,405    2,952,407       3,491,267
10601   Cabot Blvd. Warehouse         Hayward, CA                            1,550,174     4,531,092    1,197,467       1,559,831


        BUILDINGS AND                              CONSTRUCTION  DEPRECIABLE
          BUILDING                   ACCUMULATED      AND/OR        LIVES
        IMPROVEMENTS      TOTAL      DEPRECIATION  ACQUISITION     (YEARS)
        -------------  ------------  ------------  ------------  -----------
10011   $  1,717,408   $  2,209,230  $    579,358      1978          4-40
10041      1,969,517      2,523,708       493,591      1976          4-40
10061      2,875,116      3,659,370       922,278      1981          3-40
10071      3,057,014      4,147,753       941,807      1982         20-40
10091      1,396,902      1,598,902       640,763      1975          3-40
10101        696,177        866,250       283,932      1978         20-40
10111      1,629,197      2,010,883       887,796      1975         20-40
10121      1,382,825      1,624,032       423,364      1987          4-40
10161      4,648,256      8,730,335     1,168,711      1985         32-40
10171      1,753,676      2,236,097       422,819      1987          5-40
10191      5,778,750      7,978,302     1,723,431      1988         10-40
10241      5,815,147      7,085,397     2,450,625      1979         16-40
10261      1,116,185      1,410,859       250,525      1988          5-40
10271      2,540,648      4,770,420       477,028      1989          6-40
10301      2,293,533      3,424,559       726,136      1991          5-40
10331      1,632,875      2,190,638       530,755      1991          5-40
10371      3,236,868      4,483,937       820,266      1990          3-40
10381      4,240,869      5,740,676       837,993      1988          3-40
10401      3,109,271      4,188,607       817,521      1991          3-40
10421      4,918,960      5,912,116     1,173,140      1991         12-40
10431      2,516,816      5,543,193       633,459      1992         11-40
10451      2,527,657      4,691,054       765,427      1993          4-40
10461      1,865,279      2,986,414       309,133      1993         12-40
10481      1,720,583      2,155,117       568,640      1979          7-40
10491        924,468      1,256,771       470,538      1972          5-40
10501        872,970      1,341,067       385,256      1979         20-40
10511      4,743,126      6,524,579     1,333,825      1984          3-40
10521      1,720,736      2,326,373       456,122      1985         10-40
10531      2,064,422      2,772,916       391,973      1989          5-40
10571      9,662,773     12,483,234     3,748,559      1993          5-40
10591      5,501,702      8,992,969     1,212,560      1986          3-40
10601      5,718,902      7,278,733     1,401,374      1988          3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                            AS OF DECEMBER 31, 1996

                                                                           INITIAL COST TO COMPANY
                                                                          --------------------------
                                                                            LAND AND                   ADDITIONS         LAND
                                                            ENCUMBRANCES   LEASEHOLD                      AND       LAND IMP. AND
                   PROJECT                  LOCATION        AND LIENS(1)    INTEREST     BUILDINGS    IMPROVEMENTS  LEASEHOLD INT.
        ----------------------------- --------------------  ------------  ------------  ------------  ------------  --------------
10611   Benicia Commmerce Center      Benicia, CA                         $    434,027  $  3,810,746  $ 1,327,501    $    683,781
10621   Montgomery Ward               Pleasant Hill, CA                        717,750     3,485,901       95,406         717,750
10631   Eden Landing Bus. Center      Hayward, CA                            1,152,163     1,940,740      308,962       1,158,197
10641   Good Guys Dist. Center        Hayward, CA           $    21,320      4,923,246     9,254,184      142,304       4,936,467
10651   Fleetside Comrce Center       Benicia, CA               382,613      1,080,303     2,952,609      540,501       1,080,303
10661   Industrial Dr. Warehouse      Fremont, CA             2,292,211      1,822,496     3,793,609      457,451       1,822,496
10711   Redwood Shores                Redwood City, CA                       3,437,897     3,702,938    1,489,219       3,796,415
10741   Baycenter Business Park I     Hayward, CA                            1,500,000     4,105,976       69,318       1,500,000
10761   2905-2909 Stender Way         Santa Clara, CA                          385,992     1,174,719      444,000         385,992
10781   Meier--Central South          Santa Clara, CA                 0      2,571,112     7,177,524      163,565       2,571,112
10791   Meier--Mountain View          Santa Clara, CA         6,092,762      5,265,351    14,236,164       55,704       5,265,351
10801   Meier--Central North          Santa Clara, CA                        1,753,361     4,740,570            0       1,753,361
10811   Meier--Sunnyvale              Santa Clara, CA                          352,776       953,800            0         352,776
10821   732-834 Striker Ave           Sacramento, CA                         1,009,601     2,767,658      215,283       1,024,488
10831   Fresno Warehouse I            Fresno, CA              2,140,209        841,100     2,304,645            0         841,100
10871   Walsh & Lafayette Ind Park    Santa Clara, CA                        3,359,291     7,808,387    1,382,535       3,359,291
10881   Ridder Park                   San Jose, CA              169,298      1,794,057                          0       1,794,057
10901   Ryan Ranch--Lot 14B           Monterey, CA                             311,835                          0         311,835
10911   Cadillac Court II             Milpitas, CA              174,005        817,334     1,162,712      663,659         817,334
10931   Northgate Commerce Ctr        Sacramento, CA                         1,854,090     5,594,480      326,316       1,854,090
10941   Doolittle Business Center     San Leandro, CA.                         866,075     2,598,689      228,279         977,416
10951   Benicia Ind I (Stone)         Benicia, CA.                           5,238,267    15,735,277            0       5,238,267
10961   Benicia Ind I (Getty Ct)      Benicia, CA.                           1,134,212     3,402,635            0       1,134,212
11001   Carlsbad Airport Plaza        Carlsbad, CA                           1,532,406     4,597,219       20,427       1,532,406
11041   Concord North Comm Ctr        Concord, CA                            2,340,139                          0       2,340,139
11071   Benicia Ind II                Benicia, CA.                           3,891,910    11,673,229            0       3,891,910
11161   Port of Oakland               Oakland, CA                            1,693,760     5,080,325            0       1,693,760
11181   MacArthur Park                Santa Ana, CA                          1,556,617     4,693,089            0       1,556,617
11191   Stadium Plaza                 Anaheim, CA                            9,134,965    29,269,756            0       9,134,965
11211   Sorrento Vista                San Diego, CA                          2,754,158                          0       2,754,158
11231   Charcot Business Center       San Jose, CA                           2,983,255     8,949,598            0       2,983,255
11241   Airport Service Center        San Jose, CA                             668,240     2,004,907            0         668,240


        BUILDINGS AND                              CONSTRUCTION  DEPRECIABLE
          BUILDING                   ACCUMULATED      AND/OR        LIVES
        IMPROVEMENTS      TOTAL      DEPRECIATION  ACQUISITION     (YEARS)
        -------------  ------------  ------------  ------------  -----------
10611   $  4,888,494   $  5,572,275  $  1,104,272      1989          3-40
10621      3,581,308      4,299,058       702,897      1989         35-40
10631      2,243,668      3,401,865       472,894      1990          3-40
10641      9,383,267     14,319,734     1,098,118      1990          5-40
10651      3,493,110      4,573,413       691,202      1990          6-40
10661      4,251,060      6,073,557       748,633      1993          3-40
10711      4,833,639      8,630,054       907,892      1987          7-40
10741      4,175,294      5,675,294       301,522      1994          3-40
10761      1,618,719      2,004,711       172,671      1995          6-40
10781      7,341,089      9,912,201       339,961      1995          5-40
10791     14,291,868     19,557,218       659,433      1995          5-40
10801      4,740,570      6,493,931       217,277      1995            40
10811        953,800      1,306,576        43,716      1995            40
10821      2,968,054      3,992,543       150,531      1995          5-40
10831      2,304,645      3,145,745       104,889      1995          5-40
10871      9,190,922     12,550,213       218,694      1995          5-40
10881              0      1,794,057             0      1995            40
10901              0        311,835             0      1995            40
10911      1,826,371      2,643,706        88,666      1995          7-40
10931      5,925,353      7,779,442       221,735      1995         10-40
10941      2,715,627      3,693,043        44,946      1996         12-40
10951     15,735,277     20,973,544       360,601      1996            40
10961      3,402,635      4,536,847        77,977      1996            40
11001      4,624,246      6,156,652       137,480      1995          5-40
11041              0      2,340,139             0      1995            40
11071     11,673,229     15,565,139       267,512      1996            40
11161      5,080,325      6,774,085        74,088      1996            40
11181      4,693,089      6,249,707        39,100      1996            40
11191     29,269,756     38,404,722       243,899      1996            40
11211              0      2,754,158             0      1996            40
11231      8,949,598     11,932,853        37,290      1996            40
11241      2,004,907      2,673,147         8,354      1996            40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                            AS OF DECEMBER 31, 1996

                                                                           INITIAL COST TO COMPANY
                                                                          --------------------------
                                                                            LAND AND                   ADDITIONS         LAND
                                                            ENCUMBRANCES   LEASEHOLD                      AND       LAND IMP. AND
                   PROJECT                  LOCATION        AND LIENS(1)    INTEREST     BUILDINGS    IMPROVEMENTS  LEASEHOLD INT.
        ----------------------------- --------------------  ------------  ------------  ------------  ------------  --------------
11251   Dixon Landing North           Milpitas, CA                        $  6,355,274                $         0    $  6,355,274
11261   Kifer Road Industrial Park    Sunnyvale, CA                          3,528,693  $ 10,587,055            0       3,528,693
11281   Baycenter Business Park III   Hayward, CA           $   200,885      1,248,216                          0       1,248,216
11291   Riverside Business Center     Sacramento, CA                         1,259,389                          0       1,259,389
11361   Ravendale at Central          Mountain View, CA                      2,017,212     6,051,636            0       2,017,212
20001   West Valley Business Ctr      Kent, WA                   56,284        681,200     2,124,967    2,242,955       1,286,458
20011   Cascade Comrce. Park          Kent, WA                   43,069      2,430,989     5,005,502    1,726,844       3,129,620
20031   Valley Freeway Bus. Center    Kent, WA                               1,061,293     2,243,650      469,519       1,262,572
20071   Woodinville Corp. Center I    Woodinville, WA                        1,321,071     3,712,131      696,817       1,740,944
20081   Woodinville Corp. Center II   Woodinville, WA                        1,851,708     6,391,154    3,563,648       4,258,674
20111   Georgetown Center             Seattle, WA                            4,274,197     4,165,405      412,689       4,517,411
20121   City Commerce Park            Seattle, WA                            1,855,377     2,548,461    1,315,036       2,218,399
20141   Vancouver Comrce. Park        Vancouver, WA                            337,930     1,359,073      218,838         451,891
20151   Millcreek Distribution Ctr    Kent, WA                   36,609      2,541,162     7,738,028       29,305       2,541,162
20161   Sea-Tac Industrial Park       SeaTac, WA                             1,953,528     5,538,926       30,089       1,953,528
20171   Valley Industrial Park        Kent, WA                   30,807      6,765,505    17,221,447      286,803       6,862,205
20221   Woodinville Corp Ctr          Bellevue, WA                           2,588,694     5,757,519    2,820,903       4,160,957
20231   Everett Industrial Center     Everett, WA                 9,479      1,863,532     5,566,581            0       1,863,532
20251   Everett 526                   Everett, WA                            1,087,615     3,262,856       15,046       1,087,615
30001   Park 217 I                    Portland, OR                           1,359,958     2,346,881    3,219,851       2,472,845
30011   Park 217 Phase II             Portland, OR                    0        490,845     1,762,678    1,472,708         780,261
30021   Park 217 Phase III            Portland, OR                             101,555       601,310      201,653         132,615
30031   Sunset Science Park           Portland, OR              403,359        147,569       581,642      781,585         322,532
30041   Swan Island                   Portland, OR              916,417        290,504       758,714      436,534         369,011
30071   Nelson Business Center I&II   Tigard, OR                 37,293      3,454,590     5,905,233    4,574,656       4,944,462
30081   SW Commerce Ctr.              Portland, OR                             499,146     1,390,426      745,582         707,816
30101   Columbia IV                   Portland, OR                             833,668     4,430,444       37,876         833,668
30051   Columbia Commerce Park        Portland, OR                           1,939,782     6,606,003    2,387,418       2,527,306
30141   Marine Dr Distribution Ctr    Portland, OR                           1,166,743     3,482,832    1,519,766       1,870,511
30151   Marine Drive Dist. Ctr II     Portland, OR                             622,307     1,867,657      622,956       1,110,852
30161   Airport Way Commerce Park     Portland, OR               80,549      1,581,544                          0       1,581,544
30171   4949 Meadows Building         Lake Oswego, OR                        2,003,180                          0       2,003,180


        BUILDINGS AND                              CONSTRUCTION  DEPRECIABLE
          BUILDING                   ACCUMULATED      AND/OR        LIVES
        IMPROVEMENTS      TOTAL      DEPRECIATION  ACQUISITION     (YEARS)
        -------------  ------------  ------------  ------------  -----------
11251   $          0   $  6,355,274  $          0      1996            40
11261     10,587,055     14,115,748        44,113      1996            40
11281              0      1,248,216             0      1996            40
11291              0      1,259,389             0      1996            40
11361      6,051,636      8,068,848             0      1996            40
20001      3,762,664      5,049,121     1,218,028      1980         20-40
20011      6,039,010      9,168,630     1,101,496      1989          5-40
20031      2,511,890      3,774,462       585,986      1990          7-40
20071      3,994,424      5,735,368     1,121,611      1988          3-40
20081      7,547,836     11,806,510     2,176,236      1991          4-40
20111      4,334,881      8,852,291     1,117,826      1984          5-40
20121      3,500,474      5,718,873       786,022      1988          5-40
20141      1,467,189      1,919,081       329,494      1990          3-40
20151      7,767,332     10,308,495       430,089      1994          5-40
20161      5,569,015      7,522,543       308,941      1994          4-40
20171     17,411,550     24,273,755       980,711      1994          3-40
20221      7,006,159     11,167,116       237,751      1995          5-40
20231      5,566,581      7,430,113       104,374      1996            40
20251      3,277,901      4,365,516        47,895      1996         12-40
30001      4,453,844      6,926,689     1,644,200      1980          5-40
30011      2,945,970      3,726,231       872,679      1981         10-40
30021        771,904        904,519       324,980      1981          5-40
30031      1,188,264      1,510,796       420,885      1975          5-40
30041      1,116,741      1,485,752       392,039      1978          5-40
30071      9,011,623     13,956,085     1,686,769      1990          3-40
30081      1,930,703      2,638,519       429,520      1989          5-40
30101      4,468,319      5,301,988       301,157      1994            40
30051      8,408,812     10,936,117     1,761,429      1988          3-40
30141      4,298,829      6,169,341       118,941      1995          5-40
30151      2,002,068      3,112,920         8,167      1996          5-40
30161              0      1,581,544             0      1996            40
30171              0      2,003,180             0      1996            40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                            AS OF DECEMBER 31, 1996

                                                                           INITIAL COST TO COMPANY
                                                                          --------------------------
                                                                            LAND AND                   ADDITIONS         LAND
                                                            ENCUMBRANCES   LEASEHOLD                      AND       LAND IMP. AND
                   PROJECT                  LOCATION        AND LIENS(1)    INTEREST     BUILDINGS    IMPROVEMENTS  LEASEHOLD INT.
        ----------------------------- --------------------  ------------  ------------  ------------  ------------  --------------
30181   Marine Drive Dist. Ctr III    Portland, OR                        $  1,760,241                $         0    $  1,760,241
40011   Cole Rd. Warehouse            Boise, ID             $   313,392        103,617  $    416,506      166,205         114,465
                                                            ------------  ------------  ------------  ------------  --------------
        TOTAL INDUSTRIAL                                    $23,818,958   $161,714,060  $354,077,572  $76,230,995    $182,702,463
                                                            ------------  ------------  ------------  ------------  --------------
10001   Santa Clara Office Center I   Santa Clara, CA       $ 1,275,227   $    187,326  $  1,392,344  $ 2,736,970    $    883,440
10021   Santa Clara Office Center II  Santa Clara, CA                          173,317     2,581,836    2,820,672         931,364
10031   Gateway Ofc. Phase I          San Jose, CA                             721,215     9,010,137    4,158,074       1,552,568
10051   Santa Clara Office Center III Santa Clara, CA                           36,746     2,193,334    2,011,652         596,050
10081   Gateway Ofc. Phase II         San Jose, CA                           1,562,154    20,337,863   14,718,756       4,116,198
10131   The Alameda                   San Jose, CA                             774,316     4,278,623      929,502         966,236
10141   Creekside Phase I             San Jose, CA              436,655     10,385,797     8,518,712    4,046,490      10,965,419
10151   North First Ofc. Ctr.         San Jose, CA                           6,698,611     5,900,388    2,455,237       6,973,869
10181   455 University                Sacramento, CA                           925,000     1,305,000      571,310         993,704
10201   650 & 701 Howe                Sacramento, CA                         1,665,000     4,996,755    3,716,304       2,120,259
10211   8880 Cal Center               Sacramento, CA                         3,252,741     8,493,503    2,293,382       3,804,401
10231   740 University                Sacramento, CA                           261,250       793,750      165,414         261,250
10251   Denny's Restaurant            Santa Clara, CA                          181,634       551,427        1,225         181,634
10281   Gateway Oaks II               Sacramento, CA                         1,510,137     4,258,061    1,577,894       1,996,441
10291   Gateway Oaks I                Sacramento, CA                         2,926,887     9,856,301    1,404,531       2,938,968
10311   701 University                Sacramento, CA                         1,051,108     3,239,007      506,139       1,247,111
10321   Ryan Ranch Ofc. Ctr.          Monterey, CA                           1,048,740     3,951,223    2,361,010       2,093,355
10341   The Orchard                   Sacramento, CA                         1,505,937     4,517,810      344,211       1,539,497
10351   555 University                Sacramento, CA          2,432,533      1,467,023     4,401,069      221,218       1,484,661
10361   575 and 601 University        Sacramento, CA                         1,677,507     5,720,244      484,557       1,915,967
10391   655 University                Sacramento, CA                         1,147,733     3,443,200      228,357       1,159,673
10411   Arden Office                  Sacramento, CA                           576,552     1,729,656    2,168,824         751,483
10541   Lockheed Bldg.                Palo Alto, CA                          1,735,789     6,264,357    1,126,913       1,735,789
10551   Xerox Campus                  Palo Alto, CA                          9,145,484    29,360,411    5,281,728       9,145,484
10561   Foothill Research Ctr.        Palo Alto, CA                          7,474,154    30,819,577    5,592,931       7,474,154
10671   2180 Sand Hill Road           Menlo Park, CA                           466,525     1,281,023      123,918         466,525
10681   Point West Executive Ctr.     Sacramento, CA                         2,538,020     5,952,306      746,330       2,573,522
10701   McCarthy                      Milpitas, CA                5,777        845,039     4,219,348      274,879         845,039


        BUILDINGS AND                              CONSTRUCTION  DEPRECIABLE
          BUILDING                   ACCUMULATED      AND/OR        LIVES
        IMPROVEMENTS      TOTAL      DEPRECIATION  ACQUISITION     (YEARS)
        -------------  ------------  ------------  ------------  -----------
30181   $          0   $  1,760,241  $          0      1996            40
40011        571,863        686,328       230,356      1976         16-40
        -------------  ------------  ------------
        $409,373,087   $592,075,550  $ 56,566,649
        -------------  ------------  ------------
10001   $  3,465,805   $  4,349,245  $  1,012,557      1977          3-40
10021      4,664,639      5,596,003     1,585,650      1980          2-40
10031     12,364,657     13,917,226     4,322,857      1981          3-40
10051      3,652,942      4,248,992     1,171,185      1981          3-40
10081     32,528,584     36,644,781     9,176,742      1983          3-40
10131      5,016,206      5,982,441     1,430,095      1984          3-40
10141     11,989,446     22,954,866     2,847,119      1985          5-40
10151      8,080,367     15,054,236     2,117,385      1985          3-40
10181      1,865,536      2,859,240       407,048      1987          3-40
10201      8,260,688     10,380,947     1,661,757      1987          2-40
10211     10,296,155     14,100,556     1,936,914      1989          3-40
10231        971,994      1,233,244       239,368      1987          3-40
10251        552,652        734,286       121,885      1988         34-40
10281      5,365,890      7,362,331     1,259,986      1992          3-40
10291     11,313,704     14,252,672     2,678,248      1990          2-40
10311      3,549,142      4,796,253       794,888      1991          3-40
10321      5,299,989      7,393,344     1,302,940      1992          3-40
10341      4,828,460      6,367,957       865,529      1990          3-40
10351      4,610,173      6,094,834       801,671      1990          3-40
10361      6,022,912      7,938,880     1,171,784      1990          3-40
10391      3,703,199      4,862,872       765,278      1990          2-40
10411      3,725,565      4,477,048     1,307,860      1990          7-40
10541      7,391,270      9,127,059     1,255,646      1993          8-40
10551     34,642,139     43,787,623     5,577,232      1993          8-40
10561     36,412,508     43,886,662     6,463,234      1993          6-40
10671      1,412,286      1,878,811       790,804      1973          3-40
10681      6,664,520      9,238,042       457,907      1994         10-40
10701      4,494,227      5,339,266       305,077      1994          1-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                            AS OF DECEMBER 31, 1996

                                                                           INITIAL COST TO COMPANY
                                                                          --------------------------
                                                                            LAND AND                   ADDITIONS         LAND
                                                            ENCUMBRANCES   LEASEHOLD                      AND       LAND IMP. AND
                   PROJECT                  LOCATION        AND LIENS(1)    INTEREST     BUILDINGS    IMPROVEMENTS  LEASEHOLD INT.
        ----------------------------- --------------------  ------------  ------------  ------------  ------------  --------------
10751   Point West Commercenter       Sacramento, CA                      $  3,443,730  $  9,025,615  $   371,430    $  3,443,730
10851   Ryan Ranch Off -- Ph II       Monterey, CA                             402,750     2,004,132      497,760         402,750
10891   Gateway Oaks III              Sacramento, CA                         1,151,181                          0       1,151,181
10981   La Jolla Centre II            San Diego, CA                          3,252,653    13,057,444       61,398       3,252,653
10991   One Pacific Heights           San Diego, CA                          3,089,433     8,352,911            0       3,089,433
11011   Pacific Point                 San Diego, CA                          3,111,202     9,333,605      248,664       3,111,202
11021   Bayside Corporate Center      Foster City, CA       $   519,706      2,455,163     7,597,914      291,091       2,465,778
11031   Ryan Ranch Office II Bldg D   Monterey, CA                             420,000                          0         420,000
11051   3600 American River Dr        Sacramento, CA                         1,059,222     4,266,132        5,748       1,059,222
11052   3610 American River Dr        Sacramento, CA                           490,859     1,963,435       19,892         490,859
11053   3620 American River Dr        Sacramento, CA                         1,033,387     4,133,548        5,102       1,033,387
11061   Inwood Business Park          Irvine, CA                             2,232,769     8,934,175            0       2,232,769
11141   Carmel Valley Centre          San Diego, CA                          2,792,159    11,207,702       84,296       2,792,159
11151   2290 North First Street       San Jose, CA                           1,222,335     4,891,759            0       1,222,335
11171   Dove Street                   Newport Beach, CA                      1,568,509     6,278,089            0       1,568,509
11221   Fairchild Corporate Center    Irvine, CA                             2,011,443     8,054,128            0       2,011,443
11271   One Pacific Plaza             Huntington Beach, CA                   2,020,486     8,085,263            0       2,020,486
11301   Fidelity Plaza                Sacramento, CA                         1,354,983     3,695,222            0       1,354,983
11311   Central Park Plaza            Santa Clara, CA           246,039      9,446,335    24,866,654            0       9,446,335
11321   Corona Corporate Center       Southern Cal                             741,710     2,966,841            0         741,710
11331   Wood Island Office Complex    Larkspur, CA               72,109      3,789,482    10,050,094            0       3,789,482
11341   One Lakeshore Centre          Southern Cal               73,114      3,892,211    15,275,917            0       3,892,211
11351   Pacific View Plaza            San Diego, CA                          1,404,336     3,796,910            0       1,404,336
11401   The City                      Orange County, CA                      5,585,542    22,355,536            0       5,585,542
11501   The City                      Orange County, CA                      1,309,617     5,243,681            0       1,309,617
19881   San Mateo Baycenter           San Mateo, CA           9,175,644      2,464,154    10,331,261      554,478       2,688,531
20021   Federal Way Office            Fed Way, WA                              297,202       765,990      112,005         297,202
20041   Bellevue Gtwy I               Bellevue, WA                           2,681,773     6,064,829    7,222,290       4,526,668
20051   Bellevue Gateway II           Bellevue, WA                           1,201,588     4,859,552    2,499,448       1,867,498
20061   Main Street Office            Bellevue, WA               13,738      1,917,015     1,385,821      396,056       1,927,586
20211   Bellefield Office Park        Bellevue, WA           12,659,811      5,530,275    12,623,527    2,936,910       5,623,429
20241   10700 Building                Bellevue, WA               24,384         24,384     4,651,580            0          24,384


        BUILDINGS AND                              CONSTRUCTION  DEPRECIABLE
          BUILDING                   ACCUMULATED      AND/OR        LIVES
        IMPROVEMENTS      TOTAL      DEPRECIATION  ACQUISITION     (YEARS)
        -------------  ------------  ------------  ------------  -----------
10751   $  9,397,045   $ 12,840,775  $    572,285      1994          4-40
10851      2,501,892      2,904,642       112,133      1995          3-40
10891              0      1,151,181             0      1995            40
10981     13,301,773     16,554,426       401,220      1995          4-40
10991      8,352,911     11,442,345       243,627      1995            40
11011      9,582,269     12,693,471       308,494      1995          4-40
11021      7,878,390     10,344,168       221,371      1996          7-40
11031              0        420,000             0      1996            40
11051      4,271,879      5,331,101       115,679      1995         12-40
11052      1,983,327      2,474,186        54,834      1995          5-40
11053      4,138,650      5,172,037       112,126      1995         12-40
11061      9,266,014     11,498,783       261,069      1995          3-40
11141     11,291,998     14,084,158       230,392      1996            40
11151      4,891,759      6,114,094        81,529      1996            40
11171      6,278,089      7,846,598        78,476      1996            40
11221      8,054,128     10,065,572        67,088      1996            40
11271      8,085,263     10,105,749        33,687      1996            40
11301      3,695,222      5,050,205        46,190      1996            40
11311     24,866,654     34,312,989        51,806      1996            40
11321      2,966,841      3,708,552             0      1996            40
11331     10,050,094     13,839,576             0      1996            40
11341     15,275,917     19,168,128             0      1996            40
11351      3,796,910      5,201,246             0      1996            40
11401     22,355,536     27,941,078       279,345      1996            40
11501      5,243,681      6,553,297        65,507      1996            40
19881     10,674,459     13,362,990     3,162,173      1995          3-40
20021        877,995      1,175,197       142,087      1989         20-40
20041     11,442,223     15,968,891     2,660,123      1985          2-40
20051      6,803,580      8,671,078     1,357,604      1988          3-40
20061      1,790,773      3,718,359       279,933      1990          2-40
20211     15,467,283     21,090,711       839,258      1995          3-40
20241      4,651,580      4,675,964        67,836      1996            40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
                            AS OF DECEMBER 31, 1996

                                                                          INITIAL COST TO COMPANY
                                                                         --------------------------
                                                                           LAND AND                   ADDITIONS         LAND
                                                           ENCUMBRANCES   LEASEHOLD                      AND       LAND IMP. AND
                  PROJECT                  LOCATION        AND LIENS(1)    INTEREST     BUILDINGS    IMPROVEMENTS  LEASEHOLD INT.
        ---------------------------- --------------------  ------------  ------------  ------------  ------------  --------------
30091   5550 Macadam Office          Portland, OR                        $    764,081  $  3,646,922  $   241,485    $    765,082
30111   River Forum                  Portland, OR                           2,462,767    16,637,177      627,018       2,462,767
30121   Kruse Way                    Portland, OR          $         0      2,785,451     7,911,320      728,674       2,825,101
30131   4004 S.W. Kruse Way Place    Lake Oswego, OR                 0        981,486     3,986,194                    1,422,662
40001   Key Financial Tower          Boise, ID                                236,501     2,864,931    5,245,557         305,943
                                                           ------------  ------------  ------------  ------------  --------------
        TOTAL OFFICE                                       $26,934,737   $142,569,916  $460,533,074  $85,217,730    $155,743,029
                                                           ------------  ------------  ------------  ------------  --------------
        GRAND TOTALS                                       $50,753,695   $304,283,976  $814,610,647  $161,448,725   $338,445,492
                                                           ============  ============  ============  ============  ==============


        BUILDINGS AND                                CONSTRUCTION  DEPRECIABLE
          BUILDING                     ACCUMULATED      AND/OR        LIVES
        IMPROVEMENTS       TOTAL       DEPRECIATION  ACQUISITION     (YEARS)
        -------------  --------------  ------------  ------------  -----------
30091   $  3,903,271   $    4,668,353  $    723,767      1990          3-40
30111     17,264,196       19,726,963     1,241,942      1994          5-40
30121      8,600,343       11,425,444       493,367      1994          5-40
30131      5,055,020        6,477,682       203,357      1995          3-40
40001      8,070,045        8,375,988     2,797,297      1977          5-40
        -------------  --------------  ------------
        $535,272,666   $  691,015,694  $ 71,134,245
        -------------  --------------  ------------
        $944,645,753   $1,283,091,245  $127,700,893
        =============  ==============  ============

(1) Includes assessment bonds payable

                            SPIEKER PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1996           1995          1994
                                                          ----------     ----------     --------
REAL ESTATE:
  Balance at beginning of year..........................  $1,098,871     $  870,613     $722,928
     Acquisition of properties and limited partners'
       interests........................................     340,298        185,862      144,757
     Improvements.......................................      67,537         46,058       13,600
     Cost of real estate disposed of....................     (42,206)            --           --
     Property held for disposition......................    (133,971)            --           --
     Disposition of and write-off of fully depreciated
       property.........................................     (15,469)        (3,662)     (10,672)
                                                          ----------     ----------     --------
  Balance at end of year................................  $1,315,060     $1,098,871     $870,613
                                                          ==========     ==========     ========
ACCUMULATED DEPRECIATION:
  Balance at beginning of year..........................  $  124,612     $   99,786     $ 84,395
     Depreciation expense...............................      33,487         28,488       26,063
     Disposal of property...............................      (3,102)            --           --
     Property held for disposition......................     (11,827)            --           --
     Disposition of and write-off of fully depreciated
       property.........................................     (15,469)        (3,662)     (10,672)
                                                          ----------     ----------     --------
  Balance at end of year................................  $  127,701     $  124,612     $ 99,786
                                                          ==========     ==========     ========

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPIEKER PROPERTIES, INC.
                                          (Registrant)


Dated:  MARCH 28, 1997                          /s/ WARREN E. SPIEKER, JR.
       ---------------------------------        -----------------------------------------------
                                                Warren E. Spieker, Jr.
                                                Chairman of the Board, Director and
                                                Chief Executive Officer

Dated:  MARCH 28, 1997                          /s/ CRAIG G. VOUGHT
       ---------------------------------        -----------------------------------------------
                                                Craig G. Vought
                                                Executive Vice President and Chief Financial
                                                Officer
                                                (Principal Financial Officer)

Dated:  MARCH 28, 1997                          /s/ JOHN K. FRENCH
       ---------------------------------        -----------------------------------------------
                                                John K. French
                                                Director, Executive Vice President
                                                and Chief Operating Officer

Dated:  MARCH 28, 1997                          /s/ ELKE STRUNKA
       ---------------------------------        -----------------------------------------------
                                                Elke Strunka
                                                Vice President and Principal Accounting Officer

Dated:  MARCH 28, 1997                          /s/ DAVID M. PETRONE
       ---------------------------------        -----------------------------------------------
                                                David M. Petrone
                                                Director

                               INDEX TO EXHIBITS

EXHIBIT                                                                                      PAGE
NUMBER                                     EXHIBIT TITLE                                    NUMBER
------   ---------------------------------------------------------------------------------  ------
 3.1     Articles of Incorporation of Spieker Properties, Inc.(1)
 3.1A    Articles of Amendment of Spieker Properties, Inc. (amending Articles of
         Incorporation)
 3.2     Bylaws of Spieker Properties, Inc. (1)
 3.3     Articles Supplementary of Spieker Properties, Inc. for Series A Preferred Stock
         (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s Report on
         Form 10-Q for the quarter ended March 31, 1994)
 3.4     Articles Supplementary of Spieker Properties, Inc. for Class B Common Stock
         (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s Report on
         Form 10-Q for the quarter ended March 31, 1995)
 3.5     Articles Supplementary of Spieker Properties, Inc. for the Series B Preferred
         Stock(2)
 3.6     Articles Supplementary of Spieker Properties, Inc. for the Class C Common
         Stock(2)
 4.1     Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K(1)
 4.2     Intentionally omitted
 4.3     Series A Preferred Stock Purchase Agreement, (incorporated by reference to
         Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended
         March 31, 1994)
 4.4     Investor Rights Agreement relating to A Series Preferred Stock (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Form 10-Q Report for the
         quarter ended March 31, 1994)
 4.5     Indenture dated as December 6, 1995, among Spieker Properties, L.P., Spieker
         Properties, Inc. and State Bank and Trust, as Trustee(2)
 4.6     First Supplemental Indenture relating to the 2000 Notes, the 2000 Note and
         Guarantee(2)
 4.7     Second Supplemental Indenture relating to the 2001 Notes, 2001 Note and
         Guarantee(2)
 4.8     Third Supplemental Indenture relating to the 2002 Notes, the 2002 Note and
         Guarantee(2)
 4.9     Fourth Supplemental Indenture relating to the 2004 Notes and the 2004 Note(2)
 4.10    Class B Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31,
         1994)
 4.11    Investor's Rights Agreement relating to Class B Common Stocks (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Form 10-Q Report for the
         quarter ended March 31, 1994)
 4.12    Class C Common Stock Purchase Agreement(2)
 4.13    Investor's Rights Agreement relating to Class C Common Stock(2)
 4.14    Fifth Supplemental Indenture relating to the Medium Term Note Program and Forms of Medium Term Notes (incorporated by reference to Exhibit 4.1 to Spieker
         Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996)
 4.15    Sixth Supplemental Indenture relating to the 7 1/8 Notes Due 2006 and Form of
         2006 Note (incorporated by reference to Exhibit 4.1 of Spieker Properties, Inc.'s
         Current Report on Form 8-K filed with the Commission on December 19, 1996)
 4.16    Seventh Supplemental Indenture relating to the 7 7/8 Notes Due 2016 and Form of
         2016 Note (incorporated by reference to Exhibit 4.2 of Spieker Properties, Inc.'s
         Current Report on Form 8-K filed with the Commission on December 19, 1996)
10.1     First Amended and Restated Agreement of Limited Partnership of Spieker
         Properties, L.P. and First and Second Amendment thereto (incorporated by reference to exhibits 10.1, 10.2, and 10.3 of Spieker Properties, Inc.'s Form 8-K
         dated April 10, 1995)
10.2*    Form of Employment Agreement between the Company and each of Warren E. Spieker,
         Jr., John K. French, Bruce E. Hosford, and Dennis E. Singleton(1)
10.3*    Form of Spieker Merit Plan(1)
10.4*    Amended and Restated Spieker Properties, Inc. 1993 Stock Incentive Plan
         (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996)
10.5     Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.21 to Spieker Properties,
         Inc.'s Registration Statement on Form S-11 (File No. 33-67906))

EXHIBIT                                                                                      PAGE
NUMBER                                     EXHIBIT TITLE                                    NUMBER
------   ---------------------------------------------------------------------------------  ------
10.6     Form of Land Holding Agreement among the Company, Spieker Northwest, Inc., the
         Operating Partnership and owner of the applicable Land Holding (incorporated by reference to Exhibit 10.22 to Spieker Properties, Inc.'s Registration Statement
         on Form S-11 (File No. 33-67906))
10.7*    Form of Employee Stock Incentive Pool (incorporated by reference to Exhibit 10.35 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No.
         33-67906))
10.8     Form of Excluded Property Agreement between the Operating Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker
         Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))
10.9*    Amended and Restated Spieker Properties, Inc. 1993 Directors' Stock Option Plan
         (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1996)
10.10    Third Amendment to First Amended and Restated Agreement of Limited Partnership of
         Spieker Properties, L.P. (incorporated by reference to Exhibit 10.1 to Spieker
         Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1995)
10.11    Fourth Amendment, Fifth Amendment and Sixth Amendment to First Amended and
         Restated Agreement of Limited Partnership of Spieker Properties, L.P.
         (incorporated by reference to Exhibit 10.14 to Spieker Properties, Inc.'s Form
         10-K Report for the year ended December 31, 1995)
10.12    Credit Agreement among Spieker Properties, L.P. as borrower, and Wells Fargo
         Bank, The First National Bank of Boston, First Bank National Association
         Seattle-First National Bank and Union Bank, as lenders, dated as of November 6,
         1995, and Loan Notes pursuant to the Credit Agreement (incorporated by reference to Exhibit 4.8 to Spieker Properties, Inc.'s Registration Statement on Form S-3
         (File No. 33-98372))
10.13    Amendment No. 1 to the Credit Agreement among Spieker Properties, L.P., as borrower and Wells Fargo Bank, The First National Bank of Boston, First Bank
         National Association Seattle-First National Bank and Union Bank as lenders, dated as of July 24, 1996 (incorporated by reference to Exhibits 4.1 to Spieker
         Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
         1996)
10.14    Seventh Amendment to First Amended and Restated Agreement of Limited Partnership
         of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.16 to
         Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1996)
10.15    Eighth Amendment to First Amended and Restated Agreement of Limited Partnership
         of Spieker Properties, L.P.
12.1     Schedule of Computation of Ratio of Earnings to Combined Fixed Charges and
         Preferred Dividends
21.1     List of Subsidiaries of Spieker Properties, Inc.
23.1     Consent of Independent Public Accountants
27.1     Financial Data Schedule

---------------

*   Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.