Form 10-Q
period 1997-03-31
SPIEKER PROPERTIES INC
filed 1997-05-13
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

43,481,423 shares of Common Stock, $0.0001 par value as of May 12, 1997. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of May 12, 1997. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of May 12, 1997.


Page 1 of 21
Exhibit Index is located on Page 20.

                            SPIEKER PROPERTIES, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1997

                               TABLE OF CONTENTS





PART I.       FINANCIAL INFORMATION                                                                         Page No.

    Item 1.  Financial Statements...........................................................................   3

             Consolidated Balance Sheets as of March 31, 1997, and December 31, 1996........................   4
             Consolidated Statements of Operations for the Three Months
                Ended March 31, 1997 and 1996...............................................................   6
             Consolidated Statement of Stockholders' Equity for the Three Months
                Ended March 31, 1997........................................................................   7
             Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 1997 and 1996...............................................................   8
             Notes to Consolidated Financial Statements.....................................................   9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  15

PART II.     OTHER INFORMATION

    Item 2.  Changes in Securities..........................................................................  20
    Item 6.  Exhibits and Reports on Form 8-K...............................................................  20
    Signatures..............................................................................................  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, Inc. (the "Company"):

         (i) Consolidated Balance Sheets as of March 31, 1997, and December 31, 1996
         (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996
         (iii) Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1997
         (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996
         (v)      Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K for the year ended December 31, 1996.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                                    March 31, 1997         December 31, 1996
                                                                    --------------         -----------------
                                                                     (unaudited)
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                    $   430,024             $    338,445
  Buildings and improvements                                           1,265,330                  944,646
  Construction in progress                                                37,722                   31,969
                                                                     -----------             ------------
                                                                       1,733,076                1,315,060
  Less - Accumulated depreciation                                       (135,732)                (127,701)
                                                                     -----------             ------------
                                                                       1,597,344                1,187,359
  Investments in mortgages                                                14,381                   14,381
  Property held for disposition, net                                     115,787                  117,732
                                                                     -----------             ------------

      Net investments in real estate                                   1,727,512                1,319,472


CASH AND CASH EQUIVALENTS                                                 52,825                   29,336


ACCOUNTS RECEIVABLE                                                        5,086                    3,799


DEFERRED RENT RECEIVABLE                                                   3,207                    3,242


RECEIVABLE FROM AFFILIATES                                                 3,650                      117


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $8,062
  and $7,682 as of March 31, 1997,
  and December 31, 1996, respectively                                     16,676                   15,860


FURNITURE, FIXTURES AND EQUIPMENT, net                                     2,472                    2,386


PREPAID EXPENSES AND OTHER ASSETS                                          7,221                   16,102
                                                                     -----------             ------------

                                                                     $ 1,818,649             $  1,390,314
                                                                     ===========             ============

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                March 31, 1997      December 31, 1996
                                                                                --------------      -----------------
                                                                                  (unaudited)
DEBT
  Unsecured notes                                                                 $   635,000          $    635,000
  Unsecured line of credit                                                                  -                39,000
  Mortgage loans                                                                       89,979                45,997
                                                                                  -----------          ------------
      Total debt                                                                      724,979               719,997
                                                                                  -----------          ------------

ASSESSMENT BONDS PAYABLE                                                                4,860                 4,758
ACCOUNTS PAYABLE                                                                        6,951                 3,258
ACCRUED REAL ESTATE TAXES                                                               5,715                   731
ACCRUED INTEREST                                                                       12,651                10,471
UNEARNED RENTAL INCOME                                                                  9,769                 6,345
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                    26,047                18,660
OTHER ACCRUED EXPENSES AND LIABILITIES                                                 19,752                16,406
                                                                                  -----------          ------------
  Total liabilities                                                                   810,724               780,626
                                                                                  -----------          ------------

MINORITY INTERESTS                                                                     71,112                45,760
                                                                                  -----------          ------------

COMMITMENTS AND CONTINGENCIES                                                               -                     -

STOCKHOLDERS' EQUITY
  Series A  Preferred  Stock:  cumulative,  convertible,  $.0001  par value,
    1,000,000 shares authorized, issued and outstanding, $25,000
    liquidation preference                                                             23,949                23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value,
    5,000,000 shares authorized, 4,250,000 issued and outstanding, $106,250
    liquidation preference                                                            102,064               102,064
  Common Stock: $.0001 par value, 660,500,000 shares authorized, 43,461,423 and 31,821,861 shares issued and outstanding as of March 31, 1997,
    and December 31, 1996, respectively                                                     4                     3
  Class B Common Stock: $.0001 par value, 2,000,000 shares authorized,
    issued and outstanding                                                                  -                     -
  Class C Common Stock: $.0001 par value, 1,500,000 shares authorized,
    1,176,470 issued and outstanding                                                        -                     -
  Excess Stock: $.0001 par value per share, 330,000,000 shares authorized,
    no shares issued or outstanding                                                         -                     -
  Additional paid-in capital                                                          811,680               438,376
  Deferred compensation                                                                  (884)                 (464)
  Retained earnings                                                                         -                     -
                                                                                  -----------          ------------
      Total stockholders' equity                                                      936,813               563,928
                                                                                  -----------          ------------

                                                                                  $ 1,818,649          $  1,390,314
                                                                                  ===========          ============

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31
                                                                -----------------------------
                                                                   1997              1996
                                                                -----------       -----------
REVENUES
  Rental income                                                 $    64,461       $    44,345
  Interest and other income                                           1,956               973
                                                                -----------       -----------
                                                                     66,417            45,318
                                                                -----------       -----------
OPERATING EXPENSES
  Rental expenses                                                    11,672             7,236
  Real estate taxes                                                   5,254             3,446
  Interest expense, including amortization of finance costs          12,013             8,837
  Depreciation and amortization                                      10,599             8,538
  General and administrative and other expenses                       3,067             2,282
                                                                -----------       -----------
                                                                     42,605            30,339
                                                                -----------       -----------
  Income from operations before disposition of property and
    minority interests                                               23,812            14,979
                                                                -----------       -----------

GAIN ON DISPOSITION OF PROPERTY                                       1,489                 -
                                                                -----------       -----------

  Income from operations before minority interests                   25,301            14,979
                                                                -----------       -----------

MINORITY INTERESTS' SHARE IN NET INCOME                              (3,097)           (2,086)
                                                                -----------       -----------

  Net income                                                         22,204            12,893
                                                                -----------       -----------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                             (573)             (524)
  Series B Preferred Stock                                           (2,510)           (2,510)
                                                                -----------       -----------
  Net income available to Common Stockholders                   $    19,121       $     9,859
                                                                ===========       ===========

INCOME PER SHARE OF COMMON STOCK
      Net income                                                $       .43       $       .31
                                                                ===========       ===========

DIVIDENDS PER SHARE
  Series A Preferred Stock                                      $       .57       $       .52
                                                                ===========       ===========
  Series B Preferred Stock                                      $       .59       $       .59
                                                                ===========       ===========
  Common Stock, including Class B and Class C                   $       .51       $       .49
                                                                ===========       ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (dollars in thousands)
                                   (UNAUDITED)

                                           Series A     Series B      Common       Class B       Class C      Common   Additional
                                          Preferred    Preferred      Stock         Common        Common     Stock Par  Paid-in
                                            Stock        Stock        Shares     Stock Shares  Stock Shares    Value    Capital
                                          ---------    ---------    ----------   ------------  ------------  --------- ---------
BALANCE AT DECEMBER 31, 1996                $23,949     $102,064     31,821,861     2,000,000     1,176,470     $3     $ 438,376
  Common Stock Offering                           -            -     11,500,000             -             -      1       374,834
  Conversion  of Operating  Partnership
    Units to Common Stock                         -            -         78,790             -             -      -             -
  Stock Options Exercised                         -            -         19,875             -             -      -           405
  Restricted Stock Grant                          -            -         25,913             -             -      -           491
  Non-cash Compensation Merit Fund                -            -              -             -             -      -            59
  Conversion  of Operating  Partnership
    Units -  Employee  Stock  Incentive           -            -         14,984             -             -      -           524
    Pool
  Amortization of Deferred Compensation           -            -              -             -             -      -            60
  Dividends Declared                              -            -              -             -             -      -        (3,069)
  Net Income                                      -            -              -             -             -      -             -
                                            -------     --------     ----------     ---------     ---------     --     ---------
BALANCE AT MARCH 31, 1997                   $23,949     $102,064     43,461,423     2,000,000     1,176,470     $4     $ 811,680
                                            =======     ========     ==========     =========     =========     ==     =========



                                                               Retained
                                                 Deferred     Earnings
                                               Compensation   (Deficit)       Total
                                               ------------   ---------     ---------
BALANCE AT DECEMBER 31, 1996                       $(464)     $      -      $ 563,928
  Common Stock Offering                                -             -        374,835
  Conversion  of Operating  Partnership
    Units to Common Stock                              -             -              -
  Stock Options Exercised                              -             -            405
  Restricted Stock Grant                            (491)            -              -
  Non-cash Compensation Merit Fund                     -             -             59
  Conversion  of Operating  Partnership
    Units -  Employee  Stock  Incentive                -             -            524
    Pool
  Amortization of Deferred Compensation               71             -            131
  Dividends Declared                                   -       (22,204)       (25,273)
  Net Income                                           -        22,204         22,204
                                                   -----      --------      ---------
BALANCE AT MARCH 31, 1997                          $(884)     $      -      $ 936,813
                                                   =====      ========      =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                           Three Months
                                                                                          Ended March 31
                                                                                   -----------------------------
                                                                                      1997              1996
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                       $    22,204       $    12,893
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                         10,599             8,538
  Amortization of prepaid interest and deferred financing costs                            268               377
  Non-cash compensation                                                                    199               128
  Minority share of net income                                                           3,097             2,086
  Gain on disposition of property                                                       (1,489)                -
  Decrease (increase) in deferred rent receivable                                           35               (70)
  Increase in accounts receivable                                                       (1,287)             (237)
  (Increase) decrease in receivable from affiliates                                     (3,533)              116
  Decrease in prepaid expenses and other assets                                          8,633             1,318
  Decrease in assessment bonds payable                                                    (235)             (232)
  Increase (decrease) in accounts payable                                                3,693              (581)
  Increase in accrued real estate taxes                                                  4,984             3,416
  Increase in accrued interest                                                           2,180             4,745
  Increase (decrease) in other accrued expenses and liabilities                          3,346              (207)
  Increase (decrease) in unearned rental income                                          3,424            (2,033)
                                                                                   -----------       -----------
      Net cash provided by operating activities                                         56,118            30,257
                                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                             (347,009)          (72,664)
  Additions to leasing costs                                                            (1,829)           (1,532)
  Additions to investment in mortgages                                                       -           (14,333)
  Proceeds from disposal of property                                                     3,969                 -
                                                                                   -----------       -----------
      Net cash used for investing activities                                          (344,869)          (88,529)
                                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                                         -           100,000
  Payments on debt                                                                     (41,666)         (164,706)
  Payment of financing fees                                                               (146)           (1,029)
  Payment of dividends/distributions                                                   (21,188)          (18,120)
  Proceeds from sale of Common Stock, net of issuance costs                            374,835           121,368
  Proceeds from sale of Class C Common Stock, net of issuance costs                          -            29,963
  Proceeds from stock options exercised                                                    405                56
                                                                                   -----------       -----------
      Net cash provided by financing activities                                        312,240            67,532
                                                                                   -----------       -----------
      Net increase in cash and cash equivalents                                         23,489             9,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        29,336             7,573
                                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    52,825       $    16,833
                                                                                   ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                                10,800             4,294
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                       46,648                 -
Increase to land and assessment bonds payable                                              204               581
Minority interest capital recorded in relation to property acquisitions                 26,072                 -
Write-off of fully depreciated property                                                  1,596             6,059
Write-off of fully amortized deferred financing and leasing costs                          839             1,388
Conversion of operating partnership units into Common Stock with resulting
  reduction in minority interest and increase in additional paid-in-capital                524               386
Restricted Stock Grants                                                                    491                 -

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 and 1996
                        (in thousands, except share data)
                                   (UNAUDITED)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Spieker Properties, Inc.

      Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of March 31, 1997, the Company owned an approximate 86.4 percent general partnership interest in Spieker Properties L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 1997, and December 31, 1996, and its consolidated results of operations and consolidated cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

      The interim results for the three months ended March 31, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

      Investments in real estate are stated at the lower depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1997 and December 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1997 and December 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

      The Company owns two mortgage loans that are secured by real estate. The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of March 31, 1997, the fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

      Deferred Financing and Leasing Costs

      Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 1 to 23 years. Unamortized financing and leasing costs are charged to expense upon the early termination of the lease or upon early payment of financing.

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

      Minority Interest

      Minority interest in the Company represents (i) the individual Spieker Partners' limited partnership as well as other limited partners' interest in the Operating Partnership of approximately 13.6 percent and 15.1 percent at March 31, 1997 and 1996, respectively, and (ii) a 10.0 percent interest in one property and a 7.5 percent interest in another property held by outside interests.

      Revenues

      All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

      Interest and Other Income

      Interest and other income includes interest income on cash, cash equivalents, investments in mortgages, and management fee income.

      Net Income (Loss) Per Share of Common Stock

      Per share amounts for the Company are computed using the weighted average common shares outstanding (including convertible Class B Common Stock and convertible Class C Common Stock) during the period, including the dilutive effect of stock options. The weighted average common shares outstanding for the three months ended March 31, 1997 and 1996, are as follows:

                                              Weighted Average
                                         Common Shares Outstanding
                                         -------------------------
         Three months ended:
           March 31, 1997                         44,301,170
           March 31, 1996                         31,336,085

      Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the quarters ended March 31, 1997 and 1996, the Company's basic earnings per share would have been $.44 and $.32 per share, respectively, and its fully diluted earnings per share would have been $.43 and $.31 per share, respectively.

      Reclassifications

      Certain items in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

3.    TRANSACTIONS WITH AFFILIATES

      Receivable From Affiliates

      The receivable from affiliates at March 31, 1997, and December 31, 1996, is summarized as follows:

                                                             March 31, 1997          December 31, 1996
                                                             --------------          -----------------
          Note receivable from Spieker Northwest,
            Inc. secured by real property                         3,533                         -
          Management fees and reimbursements due from
            Spieker Partners related entities
            (certain officers of Spieker Properties,                117                       117
            Inc., are partners in Spieker Partners)


4.    PROPERTY HELD FOR DISPOSITION

      The Company has determined to focus exclusively on office and industrial properties. The Company has therefore decided to divest itself of its retail properties (thirteen properties at the time of the determined divestiture) and to reinvest the proceeds from these properties in office and industrial properties.

      In December 1996, the Company entered into agreements to dispose of nine retail properties located in California, Oregon, and Washington to a third party for $106,500. Three of the nine properties closed on December 20, 1996. Of the remaining six properties, one closed on January 6, 1997, resulting in a gain on disposition of $1,489; four properties closed subsequent to quarter end, on April 9, 1997, resulting in a gain on disposition of approximately $9,800; and the final property is scheduled to close by December 31, 1997.

      In addition, the Company is in the process of divesting itself of four other retail properties. Two of the four other properties closed subsequent to the quarter end, on April 9, 1997. The gain on disposition of these two properties located in Fresno, California, was approximately $3,050. The divestiture of the two remaining properties is subject to the identification of a purchaser, negotiation of acceptable terms and other customary conditions.

      The net carrying amount of the nine remaining retail properties held for disposition as of March 31, 1997, is $115,787.


5.    DEBT

      Unsecured Notes

      As of March 31, 1997, the Company has outstanding $635,000 in investment grade rated unsecured notes with varying interest rates from 6.65% to 8.00% payable semi-annually. The notes are due on various dates from 2000 to 2016.

      Unsecured Line of Credit

      The maximum amount available under the Company's unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.25%. The line of credit matures in November 1997 and the Company has an option to extend it for one year upon payment of a fee equal to 0.12% of the total amount available. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of March 31, 1997, the amount drawn on the facility was $0.

      Mortgage Loans

      Mortgage loans of $89,979 as of March 31, 1997, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.75%, require monthly principal and interest payments, and mature on various dates from 1997 to 2012.


6.    DIVIDENDS AND DISTRIBUTIONS PAYABLE

      The dividends and distributions payable at March 31, 1997, and December 31, 1996, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The number of shares held by the stockholders of record and Operating Partnership Units held by the minority interests holders as of March 31, 1997, and December 31, 1996, are as follows:

                                                     March 31, 1997       December 31, 1996
                                                     --------------       -----------------
              Shares of:
                    Common Stock                       43,461,423            31,821,861
                    Class B Common Stock                2,000,000             2,000,000
                    Class C Common Stock                1,176,470             1,176,470
                    Series A Preferred Stock            1,000,000             1,000,000
                    Series B Preferred Stock            4,250,000             4,250,000

              Minority Interest Units                   7,212,900             6,549,819


7.    STOCKHOLDERS' EQUITY

      Equity Offerings

      On January 21, 1997, the Company sold 11,500,000 shares of Common Stock at $34.50 per share through an underwritten public offering, including the underwriters' exercise of their over-allotment option. The aggregate net proceeds of $374,835 were used primarily to acquire properties under contract at the time of the offering.

8.    ACQUISITIONS

      The Company acquired the following properties during the three months ended March 31, 1997:

                                                                         Property    Total Rentable
      Project Name                            Location                   Type (1)      Square Feet     Initial Cost
      ---------------------------------       ------------------         --------    --------------    ------------
      Southcenter West Business Park (2)      Tukwila, WA                    I            286,921        $  6,300
      Mission West Portfolio                  San Diego, CA                  O            818,836          44,800
      Emeryville Portfolio (3)                Emeryville, CA                 O            946,835         125,400
      Brea Park Centre                        Brea, CA                       O            141,837          10,800
      555 Twin Dolphin Drive                  Redwood Shores, CA             O            198,941          41,000
      North Creek Parkway Centre (4)          Bothell, WA                    O            204,871          22,600
      Riverside Centre                        Portland, OR                   O             98,434           9,300
      Metro Plaza                             San Jose, CA                   O            414,737          73,900
      1740 Technology (5)                     San Jose, CA                   O            196,444          31,300
      Fountaingrove                           Santa Rosa, CA                 O            160,808          16,100

      (1)   "O" indicates office property; "I" indicates industrial property.
      (2) Previously identified as Andover Park in the January 1997 Equity Offering Prospectus.
      (3) The Company paid cash and issued Operating Partnership Units to the sellers of this portfolio.
      (4) Previously identified as Quadrant Corporate Center in the January 1997 Equity Offering Prospectus.
      (5) Previously identified as Kodak Center in the January 1997 Equity Offering Prospectus.


6.    DEVELOPMENTS

      During the three months ended March 31, 1997, the Company acquired four parcels of land for development. The total initial cost of these four parcels was $11,418.

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three months ended March 31, 1997, as compared to the corresponding period ended March 31, 1996.

Rental revenues for the first quarter of 1997 increased by $20.2 million or 45.6% to $64.5 million, as compared with $44.3 million for the quarter ended March 31, 1996. Of this increase, $10.4 million was generated by properties acquired during 1996 (the "1996 Acquisitions"). During 1996, the Company invested $329.3 million to acquire properties totaling 4.7 million square feet. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus the projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

$7.6 million of the rental revenue increase in the first quarter of 1997 was generated by properties acquired during the three months ended March 31, 1997. During the first quarter of 1997, the Company acquired properties totaling 3.3 million square feet (the "1997 Acquisitions"). The Company estimates the total investment in the 1997 Acquisitions will be $407.9 million. The Company closed the 1997 Acquisitions on various dates during the first quarter and, as such, a full quarter's revenue and expenses was not recognized during the first quarter of 1997.

$1.8 million of the rental revenue increase in the first quarter of 1997 was generated by properties developed by the Company (the "Developments"). The Developments include both properties completed and added to the Company's portfolio of stabilized properties, as well as properties currently under development. During the three months ended March 31, 1997, two properties totaling 0.2 million square feet have been completed and added to the Company's portfolio of stabilized properties. The total cost of such properties, including the estimated cost to complete initial tenant improvements, is $11.8 million. The Company also has a current development pipeline consisting of seventeen properties representing a total projected cost of $145.4 million and 2.9 million square feet. Certain of the properties in the development pipeline are shell complete and partially occupied.

$2.0 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1996, and still owned at March 31, 1997 (the "Core Portfolio"). $1.7 million of the revenue increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the first three months of 1997, the Company completed 178 lease transactions for the renewal or re-leasing of 1.2 million square feet of second-generation space. On average, the new effective rates were 9.6% higher than the expiring coupon rent. $0.3 million of the increase is attributable to the realization of a full quarter's revenue on the Walsh @ Lafayette project, a property developed by the Company and added to the Core Portfolio during the first quarter of 1996. A decrease of $1.6 million in rental revenues, quarter over quarter, can be attributed to the subsequent disposition of assets which were owned by the Company as of March 31, 1996 (the "Asset Dispositions").

In December 1996, the Company announced the strategic decision to divest itself of its retail properties and focus exclusively on office and industrial properties. As such, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses increased by $15.0 million or 51.7% to $44.0 million, as compared to $29.0 million for the quarter ended March 31, 1996. Of this increase, $5.3 million and $7.3 million relates to the 1997 and 1996 Acquisitions, $1.4 million is attributable to the Developments, and $1.0 million is attributable to the Core Portfolio.

As a result of the 1996 Acquisitions, 1997 Acquisitions, and the Developments, the Company's rentable square footage, netted with the disposition of property, increased by 6.9 million square feet or 38.3% to 24.9 million square feet on March 31, 1997, from 18.0 million on March 31, 1996. At March 31, 1997, the portfolio of stabilized properties was 96.0% occupied. By property type, the office portfolio was 94.2% occupied, the industrial portfolio was 97.0% occupied and the retail portfolio was 95.6% occupied.

Interest and other income for the three months ended March 31, 1997, increased by $1.0 million or 100.0% to $2.0 million, as compared to the same period in 1996. The net increase in interest and other income during the three months ended March 31, 1997, was primarily due to higher average cash balances related to a follow-on equity offering completed in January 1997. The average cash balance during the first quarter of 1997 was $85.9 million as compared with $9.9 million during the first quarter of 1996.

Rental expenses increased by $4.4 million or 60.3% for the three months ended March 31, 1997, as compared with the same period in 1996. Real estate taxes increased by $1.8 million or 52.9% for the three months ended March 31, 1997, as compared with the same period in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. On a percentage basis, property operating expenses were 26.2% and 24.2% of rental revenues for the quarters ended March 31, 1997, and March 31, 1996, respectively. The total increase in property operating expenses is due to a $3.1 million increase attributable to the 1996 Acquisitions, a $2.3 million increase attributable to the 1997 Acquisitions, a $0.4 million increase attributable to the Developments, a $0.7 million increase attributable to the Core Portfolio, and a $0.3 million decrease attributable to the Asset Dispositions. The increase in the property operating expenses for the Core Portfolio is principally due to an increase in real estate taxes.

Interest expense increased by $3.2 million or 36.4% to $12.0 million for the three months ended March 31, 1997, from $8.8 million for the same period in 1996. The increase in interest expense is due to the increase in average debt outstanding.

Depreciation and amortization expenses increased by $2.1 million or 24.7% for the three months ended March 31, 1997, as compared with the same period in 1996, due to the 1996 and 1997 Acquisitions and the Developments.

General and administrative expenses and other expenses increased by $0.8 million for the three months ended March 31, 1997, as compared with the same period in 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.8% of rental revenues for the three months ended March 31, 1997, as compared with 5.2% for the same period in 1996.

A gain on disposition of property of $1.5 million was recognized in the first quarter due to the sale of one retail property.

Net income before minority interests and disposition of property increased by $8.8 million or 58.7% to $23.8 million for the three months ended March 31, 1997, from $15.0 million for the same period in 1996. The increase in net income is principally due to the increase in income from the 1996 and 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, cash provided by operating activities increased by $25.8 million or 85.2% to $56.1 million, as compared to $30.3 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions, a decrease in prepaid expenses and other assets, and an increase in unearned rental income. Cash used for investing activities increased by $256.4 million or 289.7% to $344.9 million for the first three months of 1997, as compared to $88.5 million for the same period in 1996. The increase is attributable to the Company's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $244.7 million or 362.5% to $312.2 million for the first three months of 1997, as compared to $67.5 million for the same period in 1996. During the first three months of 1997, cash provided by financing activities consisted, primarily, of $374.8 million in net proceeds from the sale of Common Stock, which was offset by net payments of $39.0 million on the line of credit and net payments of $2.7 million on mortgage loans. Additionally, payments of distributions increased by $3.1 million to $21.2 million for the first three months of 1997, as compared with $18.1 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate.

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

At March 31, 1997, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Company has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At March 31, 1997, the Company had $0 outstanding under the Facility.

On January 19, 1996, the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. In December 1996, the Company issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties. As of March 31, 1997, $50.0 million of debt securities remained available for issuance under the medium-term note program.

As of March 31, 1997, the Company had $635 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2016.

In addition to the Unsecured Notes and the Facility, the Company has $90.0 million of secured indebtedness (the "Mortgages") at March 31, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $4.9 million of assessment bonds outstanding as of March 31, 1997.

In January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option in February 1997) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

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

Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock, and including the dilutive effect of stock options. Assuming such conversion, the average number of shares outstanding for the three months ended March 31, 1997 and 1996, are 52,558,468 and 39,105,416, respectively.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                     Three Months Ended
                                                               ------------------------------
                                                               March 31, 1997  March 31, 1996
                                                               --------------  --------------
Net income before minority interest and gain on
 disposition of property                                           $ 23,812      $ 14,979 (1)

Add:

Depreciation and Amortization                                        10,478         8,475

Dividends on Series B Preferred Stock                                (2,510)       (2,510)

Other, net                                                              187           (35)(1)

Straight-lined rent                                                       3           (70)
                                                                   --------      --------

    Funds from Operations                                          $ 31,970      $ 20,839
                                                                   ========      ========

(1) Includes reclassification of extraordinary gain realized on the early extinguishment of debt of $150.

     PART II. OTHER INFORMATION

     Item 2.      Changes in Securities

     In connection with the acquisition of the Emeryville Portfolio in January 1997, the Operating Partnership issued 756,855 units to the seller of such properties with an aggregate value of $26.0 million, based on the average stock price of Spieker Properties, Inc. Common Stock during a specified period of time prior to closing. Such units were issued in a private negotiated transaction to four partnerships and a trust, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Such units are convertible on a one for one basis into shares of Common Stock of the Company after January 1998.

     Item 6.      Exhibits and Reports on Form 8-K

     (A) Exhibits

        The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.

        Exhibit Number                                                                         Page Number
        --------------                                                                         -----------
        12.1     Statement of Computation of Ratio of Earnings to Combined Fixed Charges and
                 Preferred Dividends

        27.1     Article 5 Financial Data Schedule (EDGAR Filing Only)

     (B) Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                Spieker Properties, Inc.
                                                (Registrant)


Dated: May 13, 1997                             /s/  Elke Strunka
                                                --------------------------------
                                                Elke Strunka,
                                                Vice President
                                                Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   12.1              Statement of Computation of Ratio of Earnings
                     to Combined Fixed Charges and Preferred Dividends

   27.1              Financial Data Schedule (Edgar Filing Only)