Form 10-Q
period 1997-06-30
SPIEKER PROPERTIES INC
filed 1997-08-13
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12528


                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MARYLAND                                         94-3185802
-------------------------------                         ------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)


   2180 SAND HILL ROAD, MENLO PARK, CA                              94025
------------------------------------------                    ------------------
(Address of principal executive offices)                         (Zip code)


                                 (415) 854-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No     .
   -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

43,532,923 shares of Common Stock, $0.00001 par value as of August 11, 1997. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of August 11, 1997. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of August 11, 1997.


Page 1 of 22
Exhibit Index is located on Page 21.

                            SPIEKER PROPERTIES, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                       Page No.

   Item 1. Financial Statements.........................................................   3

           Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996.......   4
           Consolidated Statements of Operations for the Three and Six Months
             Ended June 30, 1997 and 1996...............................................   6
           Consolidated Statement of Stockholders' Equity for the Six Months
             Ended June 30, 1997........................................................   7
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1997 and 1996...............................................   8
           Notes to Consolidated Financial Statements...................................   9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
   Operations                                                                             16

PART II.   OTHER INFORMATION

   Item 2. Changes in Securities........................................................  21
   Item 6. Exhibits and Reports on Form 8-K.............................................  21
   Signatures...........................................................................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, Inc. (the "Company"):

     (i) Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996

     (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996

     (iii) Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1997

     (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996

     (v) Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K for the year ended December 31, 1996.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                       June 30, 1997     December 31, 1996
                                                        (unaudited)
                                                        -----------        -----------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests       $   471,846        $   338,445
  Buildings and improvements                              1,382,276            944,646
  Construction in progress                                   65,429             31,969
                                                        -----------        -----------
                                                          1,919,551          1,315,060
  Less - Accumulated depreciation                          (145,572)          (127,701)
                                                        -----------        -----------
                                                          1,773,979          1,187,359
  Investments in mortgages                                   14,381             14,381
  Property held for disposition, net                         56,340            117,732
                                                        -----------        -----------

     Net investments in real estate                       1,844,700          1,319,472


CASH AND CASH EQUIVALENTS                                     9,249             29,336


ACCOUNTS RECEIVABLE                                           3,748              3,799


DEFERRED RENT RECEIVABLE                                      3,713              3,242


RECEIVABLE FROM AFFILIATES                                    3,050                117


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $8,745 and $7,682
  as of June 30, 1997, and December 31, 1996,                16,935             15,860
  respectively


FURNITURE, FIXTURES AND EQUIPMENT, net                        2,717              2,386


PREPAID EXPENSES AND OTHER ASSETS                             8,392             16,102
                                                        -----------        -----------

                                                        $ 1,892,504        $ 1,390,314
                                                        ===========        ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    June 30, 1997    December 31, 1996
                                                                     (unaudited)
                                                                     -----------        -----------
DEBT
  Unsecured notes                                                    $   635,000        $   635,000
  Unsecured line of credit                                                57,000             39,000
  Mortgage loans                                                          94,745             45,997
                                                                     -----------        -----------
     Total debt                                                          786,745            719,997
                                                                     -----------        -----------

ASSESSMENT BONDS PAYABLE                                                   5,321              4,758
ACCOUNTS PAYABLE                                                          10,324              3,258
ACCRUED REAL ESTATE TAXES                                                    828                731
ACCRUED INTEREST                                                          11,154             10,471
UNEARNED RENTAL INCOME                                                     9,747              6,345
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                       26,199             18,660
OTHER ACCRUED EXPENSES AND LIABILITIES                                    22,478             16,406
                                                                     -----------        -----------
  Total liabilities                                                      872,796            780,626
                                                                     -----------        -----------

MINORITY INTERESTS                                                        72,465             45,760
                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                  -                  -

STOCKHOLDERS' EQUITY
  Series A Preferred Stock: cumulative, convertible, $.0001
   par value, 1,000,000 shares authorized, issued and
   outstanding, $25,000 liquidation preference                            23,949             23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and
   outstanding, $106,250 liquidation preference                          102,064            102,064
  Common Stock: $.0001 par value, 660,500,000 shares
   authorized, 43,532,923 and 31,821,861 shares issued and
   outstanding as of June 30, 1997, and December 31, 1996,                     4                  3
   respectively
  Class B Common Stock: $.0001 par value, 2,000,000 shares
   authorized, issued and outstanding                                          -                  -
  Class C Common Stock: $.0001 par value, 1,500,000 shares
   authorized, 1,176,470 issued and outstanding                                -                  -
  Excess Stock: $.0001 par value per share, 330,000,000 shares
   authorized, no shares issued or outstanding                                 -                  -
  Additional paid-in capital                                             816,274            438,376
  Deferred compensation                                                     (753)              (464)
  Retained earnings                                                        5,705                  -
                                                                     -----------        -----------
     Total stockholders' equity                                          947,243            563,928
                                                                     -----------        -----------

                                                                     $ 1,892,504        $ 1,390,314
                                                                     ===========        ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1996
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)


                                                          Three Months Ended                Six Months Ended
                                                                June30                           June30
                                                         1997            1996             1997             1996
                                                      ---------        ---------        ---------        ---------
REVENUES
  Rental income                                       $  74,459        $  46,707        $ 138,921        $  91,052
  Interest and other income                               1,419              989            3,374            1,962
                                                      ---------        ---------        ---------        ---------
                                                         75,878           47,696          142,295           93,014
                                                      ---------        ---------        ---------        ---------
OPERATING EXPENSES
  Rental expenses                                        15,411            7,537           27,083           14,774
  Real estate taxes                                       5,785            3,858           11,039            7,304
  Interest expense, including amortization of            12,687            7,845           24,700           16,682
   finance costs
  Depreciation and amortization                          12,416            8,801           23,015           17,339
  General and administrative and other expenses           3,468            2,524            6,535            4,805
                                                      ---------        ---------        ---------        ---------
                                                         49,767           30,565           92,372           60,904
                                                      ---------        ---------        ---------        ---------
  Income from operations before disposition of
   property and minority interests                       26,111           17,131           49,923           32,110
                                                      ---------        ---------        ---------        ---------

GAIN ON DISPOSITION OF PROPERTY                          12,691                -           14,180                -
                                                      ---------        ---------        ---------        ---------

  Income from operations before minority interests       38,802           17,131           64,103           32,110
                                                      ---------        ---------        ---------        ---------

MINORITY INTERESTS' SHARE IN NET INCOME                  (4,722)          (2,208)          (7,819)          (4,294)
                                                      ---------        ---------        ---------        ---------

  Net income                                             34,080           14,923           56,284           27,816
                                                      ---------        ---------        ---------        ---------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                 (573)            (524)          (1,146)          (1,048)
  Series B Preferred Stock                               (2,510)          (2,510)          (5,020)          (5,020)
                                                      ---------        ---------        ---------        ---------
  Net income available to Common Stockholders         $  30,997        $  11,889        $  50,118        $  21,748
                                                      =========        =========        =========        =========

INCOME PER SHARE OF COMMON STOCK
     Net income                                       $     .65        $     .33        $    1.09        $     .65
                                                      =========        =========        =========        =========

DIVIDENDS PER SHARE
  Series A Preferred Stock                            $     .57        $     .52        $    1.15        $    1.05
                                                      =========        =========        =========        =========
  Series B Preferred Stock                            $     .59        $     .59        $    1.18        $    1.18
                                                      =========        =========        =========        =========
  Common Stock, including Class B and Class C         $     .47        $     .43        $     .98        $     .91
                                                      =========        =========        =========        =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (dollars in thousands)
                                   (UNAUDITED)


                                        Series A          Series B           Common           Class B           Class C
                                       Preferred         Preferred           Stock            Common            Common
                                         Stock             Stock             Shares            Stock             Stock
                                      -----------       -----------       -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1996          $    23,949       $   102,064        31,821,861         2,000,000         1,176,470
 Common Stock Offering                          -                          11,500,000                 -                 -
 Conversion of Operating
   Partnership Units to Common                  -                 -            78,790                 -                 -
   Stock
 Stock Options Exercised                        -                 -            91,375                 -                 -
 Restricted Stock Grant                         -                 -            25,913                 -                 -
 Non-cash Compensation Merit                    -                 -                 -                 -                 -
 Fund
 Conversion of Operating
   Partnership Units - Employee                 -                 -            14,984                 -                 -
   Stock Incentive Pool
 Amortization of Deferred                       -                 -                 -                 -                 -
 Compensation
 Dividends Declared                             -                 -                 -                 -                 -
 Net Income                                     -                 -                 -                 -                 -
                                      -----------       -----------       -----------       -----------       -----------

BALANCE AT JUNE 30, 1997              $    23,949       $   102,064        43,532,923         2,000,000         1,176,470
                                      ===========       ===========       ===========       ===========       ===========



                                   Common           Additional                           Retained
                                  Stock Par          Paid-in           Deferred          Earnings
                                    Value            Capital         Compensation        (Deficit)           Total
                                 -----------       -----------       -----------        -----------        -----------
BALANCE AT DECEMBER 31, 1996     $         3       $   438,376       $      (464)           $     -        $   563,928
 Common Stock Offering                     1           374,834                 -                  -            374,835
 Conversion of Operating
   Partnership Units to Common             -                 -                 -                  -                  -
   Stock
 Stock Options Exercised                   -             1,871                 -                  -              1,871
 Restricted Stock Grant                    -               491              (491)                 -                  -
 Non-cash Compensation Merit               -               118                 -                  -                118
 Fund
 Conversion of Operating
   Partnership Units - Employee            -               524                 -                  -                524
   Stock Incentive Pool
 Amortization of Deferred                  -                60               202                  -                262
 Compensation
 Dividends Declared                        -                 -                              (50,579)           (50,579)
 Net Income                                -                 -                               56,284             56,284
                                 -----------       -----------       -----------        -----------        -----------

BALANCE AT JUNE 30, 1997         $         4       $   816,274       $      (753)       $     5,705        $   947,243
                                 ===========       ===========       ===========        ===========        ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (dollars in thousands)
                                   (UNAUDITED)


                                                                             Six Months
                                                                            Ended June 30
                                                                        1997             1996
                                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $  56,284        $  27,816
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                          23,015           17,339
  Amortization of prepaid interest and deferred financing costs             532              729
  Non-cash compensation                                                     398              255
  Minority share of net income                                            7,819            4,294
  Gain on disposition of property                                       (14,180)               -
  (Increase) decrease in deferred rent receivable                          (471)              55
  Decrease in accounts receivable                                            51              511
  Increase in receivable from affiliates                                 (2,933)             (15)
  Decrease in prepaid expenses and other assets                           6,611              636
  Decrease in assessment bonds payable                                     (486)            (385)
  Increase (decrease) in accounts payable                                 7,066             (168)
  Increase in accrued real estate taxes                                      97              253
  Increase in accrued interest                                              683            2,078
  Increase in other accrued expenses and liabilities                      6,072              378
  Increase (decrease) in unearned rental income                           3,402           (3,299)
                                                                      ---------        ---------
     Net cash provided by operating activities                           93,960           50,477
                                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                              (529,445)        (138,535)
  Additions to leasing costs                                             (3,200)          (2,829)
  Additions to investment in mortgages                                        -          (14,334)
  Proceeds from disposal of property                                     76,862                -
                                                                      ---------        ---------
     Net cash used for investing activities                            (455,783)        (155,698)
                                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                    127,000          265,550
  Payments on debt                                                     (112,104)        (269,518)
  Payment of financing fees                                                (146)          (1,422)
  Payment of dividends/distributions                                    (49,745)         (36,758)
  Proceeds from sale of Common Stock, net of issuance costs             374,835          121,369
  Proceeds from sale of Class C Common Stock, net of issuance                 -           29,963
  costs
  Proceeds from stock options exercised                                   1,871              404
  Proceeds from the sale of Operating Partnership Units                      25                -
                                                                      ---------        ---------
     Net cash provided by financing activities                          341,736          109,588
                                                                      ---------        ---------
     Net (decrease) increase in cash and cash equivalents               (20,087)           4,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         29,336            7,573
                                                                      ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   9,249        $  11,940
                                                                      =========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                 26,014           15,399
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                        51,852                -
Increase to land and assessment bonds payable                             1,049              600
Minority interest capital recorded in relation to property               26,072                -
acquisitions
Write-off of fully depreciated property                                   3,103           10,266
Write-off of fully amortized deferred financing and leasing               1,170            3,217
costs
Conversion of operating partnership units into Common Stock
  with resulting reduction in minority interest and increase in             524              386
  additional paid-in-capital
Restricted Stock Grants                                                     491              200


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 and 1996
                        (in thousands, except share data)
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc.

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of June 30, 1997, the Company owned an approximate 87.0 percent general partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1997, and December 31, 1996, and its consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and its consolidated cash flows for the six months ended June 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three and six months ended June 30, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1997, and December 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1997, and December 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     The Company owns two mortgage loans that are secured by real estate. The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of June 30, 1997, the fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

     Minority Interest

     Minority interest in the Company consists primarily of the individual Spieker Partners' limited partnership as well as other limited partners' interest in the Operating Partnership of approximately 13.0 percent and
     15.1 percent at June 30, 1997 and 1996, respectively.

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

     Net Income (Loss) Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including convertible Class B Common Stock and convertible Class C Common Stock) during the period, including the dilutive effect of stock options. The weighted average common shares outstanding for the three and six months ended June 30, 1997 and 1996, are as follows:


                                           Weighted Average
                                      Common Shares Outstanding
                                      -------------------------
              Three months ended:
                June 30, 1997                 47,919,448
                June 30, 1996                 35,668,801

              Six months ended:
                June 30, 1997                 46,120,388
                June 30, 1996                 33,502,443


     Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three months ended June 30, 1997 and 1996, the Company's basic earnings per share would have been $.66 and $.33 per share, respectively, and its fully diluted earnings per share would have been $.65 and $.33 per share, respectively. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the six months ended June 30, 1997 and 1996, the Company's basic earnings per share would have been $1.10 and $.65 per share, respectively, and its fully diluted earnings per share would have been $1.09 and $.65 per share, respectively.

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


3.   TRANSACTIONS WITH AFFILIATES

     Receivable From Affiliates

     The receivable from affiliates at June 30, 1997, and December 31, 1996, is summarized as follows:


                                                 June 30, 1997       December 31, 1996
                                                 -------------       -----------------
         Note receivable from Spieker
           Northwest, Inc. secured by real           3,033                     -
           property
         Management fees and reimbursements
           due from Spieker Partners
           related entities (certain                    17                   117
           officers of Spieker Properties,
           Inc. are partners in Spieker
           Partners)


4.   PROPERTY HELD FOR DISPOSITION

     The Company has determined to focus exclusively on office and industrial properties. The Company has therefore decided to divest itself of its retail properties (thirteen properties at the time of the determined divestiture) and to reinvest the proceeds from these properties in office and industrial properties.

     In December 1996, the Company entered into agreements to dispose of nine retail properties located in California, Oregon, and Washington to a third party for $106,500. Three of the nine properties closed on December 20, 1996. Of the remaining six properties, one closed on January 6, 1997, resulting in a gain on disposition of $1,489; four properties closed on April 9, 1997, resulting in a gain on disposition of $9,640; and the final property is scheduled to close by December 31, 1997.

     In addition, the Company is in the process of divesting itself of four other retail properties. Two of the four other properties closed on April 9, 1997. The gain on disposition of these two properties located in Fresno, California, was $3,051. The divestiture of the two remaining properties is subject to the identification of a purchaser, negotiation of acceptable terms and other customary conditions.

     The net carrying amount of the three remaining retail properties held for disposition as of June 30, 1997, is $56,340.


5.   DEBT

     Unsecured Notes

     As of June 30, 1997, the Company has outstanding $635,000 in investment grade rated unsecured notes with varying interest rates from 6.65% to 8.00% payable semi-annually. The notes are due on various dates from 2000 to 2016.

     Unsecured Line of Credit

     As of June 30, 1997, the maximum amount available under the Company's unsecured line of credit facility was $150,000. The facility carries interest at LIBOR plus 1.25%. The line of credit matures in November 1997 and the Company has an option to extend it for one year upon payment of a fee equal to 0.12% of the total amount available. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of June 30, 1997, the amount drawn on the facility was $57,000.

     Mortgage Loans

     Mortgage loans of $94,745 as of June 30, 1997, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.75%, require monthly principal and interest payments, and mature on various dates from 1997 to 2012.


6.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at June 30, 1997, and December 31, 1996, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The number of shares held by the stockholders of record and Operating Partnership Units held by the minority interests holders as of June 30, 1997, and December 31, 1996, are as follows:


                                        June 30, 1997   December 31,1996
                                        -------------   ----------------
        Shares of:
             Common Stock               43,532,923        31,821,861
             Class B Common Stock        2,000,000         2,000,000
             Class C Common Stock        1,176,470         1,176,470
             Series A Preferred          1,000,000         1,000,000
             Stock
             Series B Preferred          4,250,000         4,250,000
             Stock

        Minority Interest Units          7,213,675         6,549,819

7.   STOCKHOLDERS' EQUITY

     Equity Offerings

     On January 21, 1997, the Company sold 11,500,000 shares of Common Stock at $34.50 per share through an underwritten public offering, including the underwriters' exercise of their over-allotment option. The aggregate net proceeds of $374,835 were used primarily to acquire properties under contract at the time of the offering.

8.   ACQUISITIONS

     The Company acquired the following properties during the six months ended June 30, 1997:


                                                               Property  Total Rentable
       Project Name                       Location             Type (1)    Square Feet  Initial Cost
       ---------------------------------  -------------------- ----------  ------------ -------------
       Southcenter West Business Park(2)  Tukwila, WA              I        286,921        $6,300
       Mission West Portfolio             San Diego, CA            O        619,935        44,800
       Emeryville Portfolio (3)           Emeryville, CA           O        946,385       125,400
       Brea Park Centre                   Brea, CA                 O        141,837        10,800
       555 Twin Dolphin Drive             Redwood Shores, CA       O        198,494        41,000
       North Creek Parkway Centre (4)     Bothell, WA              O        204,871        22,600
       Riverside Centre                   Portland, OR             O         98,434         9,300
       Metro Plaza                        San Jose, CA             O        411,288        73,900
       1740 Technology (5)                San Jose, CA             O        194,538        31,300
       Fountaingrove                      Santa Rosa, CA           O        160,808        16,100
       Pasadena Financial                 Pasadena, CA             O        145,702        26,700
       Century Square                     Pasadena, CA             O        205,653        41,500
       Point West Corporate Center        Sacramento, CA           O        145,184        17,200
       Sierra Point                       Brisbane, CA             O         99,150        10,300
       Brea Corporate Plaza               Brea, CA                 O        119,406        10,800
       McKesson Building                  Pasadena, CA             O        150,951        19,100
       Coral Tree Commerce Center         Vista, CA                I        130,866         8,400
       Progress Industrial Park           Vista, CA                I        123,275         7,500
       Lafayette Terrace                  Lafayette, CA            O         47,392         7,500


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


6.   DEVELOPMENTS

     During the six months ended June 30, 1997, the Company acquired five parcels of land for development. The total initial cost of these five parcels was $17,126.

10.      SUBSEQUENT EVENTS

     On July 14, 1997, the Company sold $150,000 of unsecured investment grade rated notes bearing interest at 7.125% and due July 1, 2009. Net proceeds of $146,112 were used principally to repay borrowings on the unsecured line of credit and to fund ongoing acquisition and development of property.

     The Company has amended the line of credit facility. Effective August 8, 1997, the amount available under the facility has been increased to $250,000, the interest rate has been reduced to LIBOR plus 0.80% and the facility will mature in August 2001. In addition the facility includes a competitive bid option.

     In July 1997 the Company purchased one office and one industrial property. These properties combined represent 665,000 square feet of rentable space at an initial acquisition cost of $68,800.

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three and six month periods ended June 30, 1997, as compared to the corresponding periods ended June 30, 1996.

Rental revenues for the second quarter of 1997 increased by $27.8 million or 59.5% to $74.5 million, as compared with $46.7 million for the quarter ended June 30, 1996. Of this increase, $17.7 million was generated by properties acquired during the first six months of 1997 (the "1997 Acquisitions"). In the second quarter of 1997 the Company acquired properties totaling 1.2 million square feet for a total investment of $152.6 million. During the first six months of 1997 the Company acquired properties totaling 4.4 million square feet for a total investment of $560.5 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the second quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses was not recognized during the quarter.

$9.1 million of the rental revenue increase in the second quarter of 1997 was generated by properties acquired during 1996. During 1996, the Company invested $329.3 million to acquire properties totaling 4.7 million square feet (the "1996 Acquisitions").

$2.5 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1996, and still owned at June 30, 1997 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended June 30, 1997, the Company completed 221 lease transactions for the renewal or re-leasing of 1.2 million square feet of second-generation space. On average for the quarter, the new effective rates were 33.8% higher than the expiring coupon rent. This brings the total second-generation activity for the first half of 1997 to 399 completed lease transactions for 2.4 million square feet at a 21.3% increase in effective rates, over expiring coupon rents.

$2.1 million of the rental revenue increase in the second quarter of 1997 was generated by properties developed by the Company (the "Developments"). The Developments include both properties completed and added to the Company's portfolio of stabilized properties during 1996 and 1997, as well as properties currently under development. During the six months ended June 30, 1997, three properties totaling 236,100 square feet have been completed and added to the Company's portfolio of stabilized properties. The total cost of these properties, including the estimated cost to complete initial tenant improvements, is $17.5 million. The Company also has a current development pipeline of 3.2 million square feet representing a total projected cost of $168.6 million. Certain of the properties in the development pipeline are shell complete and partially occupied.

The increases in rental revenue are partially offset by a decrease of $3.6 million attributable to the disposition of properties which were owned by the Company during the quarter ended June 30, 1996 (the "Property Dispositions").

Rental revenues for the six month period ended June 30, 1997, increased by $47.8 million or 52.5% to $138.9 million as compared to $91.1 million for the same period ended June 30, 1996. $25.3 million and $19.5 million, respectively, of this increase was attributable to the 1997 and 1996 Acquisitions; $4.2 million relates to the Core Portfolio, $3.8 million is attributable to the Developments, with the remainder attributable to a $5.0 million decrease from Property Dispositions.

In December 1996, the Company announced the strategic decision to divest itself of its retail properties and focus exclusively on office and industrial properties. As such, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses increased by $21.1 million or 69.6% to $51.4 million, as compared to $30.3 million for the quarter ended June 30, 1996. Of this increase, $11.5 million and $5.9 million relates to the 1997 and 1996 Acquisitions, $1.7 million is attributable to the Developments, and $2.0 million is attributable to the Core Portfolio. For the six month period ended June 30, 1997, rental revenues net property operating expenses increased by $35.6 million or 59.6% from $59.7 million to $95.3 million at June 30, 1997. $16.8 million and $13.2 million related to the 1997 and 1996 Acquisitions, $3.0 million is attributed to the Developments, and $2.6 million is related to the Core Portfolio.

As a result of the 1997 Acquisitions, the 1996 Acquisitions, and the Developments, the Company's rentable square footage, not including retail properties, increased by 7.7 million square feet or 45.0% to 24.8 million square feet on June 30, 1997, from 17.1 million on June 30, 1996. At June 30, 1997, the portfolio of stabilized properties was 95.8% occupied. By property type, the office portfolio was 95.1% occupied and the industrial portfolio was 96.2% occupied.

Interest and other income increased by $0.4 million and $1.4 million or 40.0% and 70.0% for the three and six month periods ended June 30, 1997, over the same respective periods ended June 30, 1996. The net increase in interest and other income is due to higher average cash balances of $29.9 million and $57.9 million for the three and six month periods ended June 30, 1997, as compared to $9.5 million and $9.4 million for the corresponding periods in 1996.

Rental expenses increased by $7.9 million or 105.3% for the three months ended June 30, 1997, as compared with the same period in 1996. Real estate taxes increased by $1.9 million or 48.7% for the three months ended June 30, 1997, as compared with the same period in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. Of the total $9.8 million increase in property operating expenses $6.2 million is attributable to the 1997 Acquisitions, $3.2 million is attributable to the 1996 Acquisitions, $0.6 million is attributable to the Core Portfolio, $0.4 million is attributable to the Developments, and there is a $0.6 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 28.5% and 24.4% of rental revenues for the quarters ended June 30, 1997, and June 30, 1996, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the quarter ended June 30, 1997, 60.6% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 45.6% during the same period in 1996.

For the six month period ended June 30, 1997, rental expenses increased by $12.3 million from $14.8 million for the six months ended June 30, 1996. This represents a 83.1% increase year over year. Real estate taxes increased by $3.7 million or 50.7% to $11.0 million for the first half of 1997 as compared to $7.3 million for the same period in 1996. The total increase in the property operating expenses is attributable to a $8.5 million increase for the 1997 Acquisitions, a $6.3 million increase for the 1996 Acquisitions, a $1.2 million increase in the Core Portfolio, a $0.8 million increase for the Developments, and a $0.8 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 27.4% and 24.3% of rental revenues for the six months ended June 30, 1997, and 1996, respectively.

Interest expense increased by $4.9 million or 62.8% to $12.7 million for the three months ended June 30, 1997, from $7.8 million for the same period in 1996. For the six month period ended June 30, 1997, interest expense increased by $8.0 million or 47.9% to $24.7 million from $16.7 million for the same period in 1996. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended June 30, 1997, and 1996 was $755.1 million and $459.4 million respectively. The average balance outstanding for the six months ended June 30, 1997, was $728.2 million and $494.5 million for the same period in 1996. The increases in the average outstanding debt balances are consistent with the increases in the size of the Company's portfolio of properties.

Depreciation and amortization expenses increased by $3.6 million and $5.7 million or 40.9% and 32.9% for the three and six month periods ended June 30, 1997, as compared with the same periods in 1996, due to the 1997 and 1996 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $1.0 million and $1.7 million for the three and six month periods ended June 30, 1997, respectively, as compared with the same periods in 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.7% of rental revenues for both the three and six month periods ended June 30, 1997, respectively, as compared with 5.4% and 5.3% for the same periods in 1996.

During the second quarter of 1997, the Company disposed of an additional six retail properties resulting in a gain on disposition of $12.7 million. This brings the total gain on disposition of property for the first half of 1997 to $14.2 million on seven retail properties sold.

Net income before minority interests and disposition of property increased by $9.0 million or 52.6% to $26.1 million for the three month period ended June 30, 1997, from $17.1 million for the same period in 1996. For the six month period ended June 30, 1997, net income before minority interests and disposition of property increased by $17.8 million or 55.5% to $49.9 million, from $32.1 million for the same period in 1996. The increase in net income is principally due to the 1997 and 1996 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 1997, cash provided by operating activities increased by $43.5 million or 86.1% to $94.0 million, as compared to $50.5 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions, a decrease in prepaid expenses and other assets, and an increase in unearned rental income. Cash used for investing activities increased by $300.1 million or 192.7% to $455.8 million for the first six months of 1997, as compared to $155.7 million for the same period in 1996. The increase is attributable to the Company's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $232.1 million or 211.8% to $341.7 million for the first six months of 1997, as compared to $109.6 million for the same period in 1996. During the first six months of 1997, cash provided by financing activities consisted, primarily, of $374.8 million in net proceeds from the sale of Common Stock, net borrowings of $18.0 million on the line of credit and net payments of $3.1 million on mortgage loans. Additionally, payments of distributions increased by $12.9 million to $49.7 million for the first six months of 1997, as compared with $36.8 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Company believes that its liquidity and capital resources are adequate to continue to meet liquidity requirements for the foreseeable future.

At June 30, 1997, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Company has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At June 30, 1997, the Company had $57.0 million outstanding under the Facility.

Subsequent to the end of the quarter, the Company amended the current unsecured line of credit facility, increasing the available funds to $250.0 million and reducing the interest rate to LIBOR plus 0.8%. The amended facility matures in August 2001. This increased facility has a competitive bid option that allows the Company to request bids from the Lenders for advances up to $150.0 million.

On January 19, 1996, the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. In December 1996, the Company issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties. As of June 30, 1997, $50.0 million of debt securities remained available for issuance under the medium-term note program.

As of June 30, 1997, the Company had $635 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2016.

On July 14, 1997, the Company issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. Net proceeds of $146.1 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

In addition to the Unsecured Notes and the Facility, the Company has $94.7 million of secured indebtedness (the "Mortgages") at June 30, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $5.3 million of assessment bonds outstanding as of June 30, 1997.

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

After completion of the January 1997 equity offering and the July 1997 notes offering, the Company has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to approximately $500.0 million in equity securities and the Operating Partnership has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to $465.0 million in debt securities (including the $50.0 million of medium-term notes available under the Company's existing medium-term note program).

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

Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock, and including the dilutive effect of stock options. Assuming such conversion, the average number of shares outstanding for the three and six months ended June 30, 1997, are 56,352,635 and 54,466,117, respectively, and 43,438,132 and 41,271,774 for the same periods in 1996.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                        Three Months Ended               Six Months Ended
                                        ------------------               ----------------
                                  June 30, 1997   June 30, 1996    June 30, 1997   June 30, 1996
                                  -------------   -------------    -------------   -------------

Net income before
  disposition of property
  and minority interest             $ 26,111        $ 17,131        $ 49,923        $ 32,110(1)

Add:

Depreciation and Amortization         12,276           8,723          22,753          17,197

Dividends on Series B                 (2,510)         (2,510)         (5,020)         (5,020)
Preferred Stock

Other, net                               187             120             375              86(1)

Straight-lined rent                     (579)            125            (576)             55
                                    --------        --------        --------        --------

    Funds from Operations           $ 35,485        $ 23,589        $ 67,455        $ 44,428
                                    ========        ========        ========        ========

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

    Item 6.    Exhibits and Reports on Form 8-K

    (A) Exhibits

      The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.


        Exhibit Number
        ------  ------
        12.1    Statement of Computation of Ratio of Earnings to Combined Fixed Charges and
                Preferred Dividends

        27.1    Article 5 Financial Data Schedule (EDGAR Filing Only)

    (B) Reports on Form 8-K

        The Company filed a current report on form 8-K dated June 27, 1997, containing combined statements of revenue and certain expenses for the Pasadena Portfolio, Metro Plaza and the Three Property Transactions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                         Spieker Properties, Inc.
                                         (Registrant)




Dated: August 13, 1997                   /s/  Elke Strunka
     ---------------------              ------------------------------
                                         Elke Strunka
                                         Vice President and
                                         Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  EXHIBITS
-----                                   --------
12.1                          Statement of Computation of Ratio of Earnings
                              to Combined Fixed Charges and Prefered Dividends
27.1                          Financial Data Schedule