Form 10-Q
period 1997-09-30
SPIEKER PROPERTIES INC
filed 1997-11-13
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12528


                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MARYLAND                                   94-3185802
      ------------------------------                   -------------------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.)


    2180 SAND HILL ROAD, MENLO PARK, CA                      94025
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip code)


                                 (650) 854-5600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  . No    .
                                      -----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

55,065,838 shares of Common Stock, $0.0001 par value as of November 7, 1997. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of November 7, 1997. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of November 7, 1997.


Page 1 of 23
Exhibit Index is located on Page 22.

                            SPIEKER PROPERTIES, INC.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION                                                                               Page No.

     Item 1.     Financial Statements..............................................................................     3

                 Consolidated Balance Sheets as of September 30, 1997, and December 31, 1996.......................     4
                 Consolidated Statements of Operations for the Three and Nine Months
                      Ended September 30, 1997 and 1996............................................................     6
                 Consolidated Statement of Stockholders' Equity for the Nine Months
                      Ended September 30, 1997.....................................................................     7
                 Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 1997 and 1996............................................................     8
                 Notes to Consolidated Financial Statements........................................................     9

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............    16

PART II.         OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K..................................................................    22
     Signatures  ..................................................................................................    23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, Inc. (the "Company"):

       (i) Consolidated Balance Sheets as of September 30, 1997, and December 31, 1996
       (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996
       (iii) Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1997
       (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996
       (v)    Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K for the year ended December 31, 1996.

                            SPIEKER PROPERTIES, INC.


                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                             September 30, 1997          December 31, 1996
                                                             ------------------          -----------------
                                                                (unaudited)
INVESTMENTS IN REAL ESTATE
   Land, land improvements and leasehold interests               $   537,642                $   338,445
   Buildings and improvements                                      1,631,077                    944,646
   Construction in progress                                           78,313                     31,969
                                                                 -----------                -----------
                                                                   2,247,032                  1,315,060
   Less - Accumulated depreciation                                  (152,676)                  (127,701)
                                                                 -----------                -----------
                                                                   2,094,356                  1,187,359
   Investments in mortgages                                           31,454                     14,381
   Property held for disposition, net                                 49,239                    117,732
                                                                 -----------                -----------

        Net investments in real estate                             2,175,049                  1,319,472


CASH AND CASH EQUIVALENTS                                             38,786                     29,336


ACCOUNTS RECEIVABLE                                                    5,012                      3,799


DEFERRED RENT RECEIVABLE                                               4,468                      3,242


RECEIVABLE FROM AFFILIATES                                                41                        117


DEFERRED FINANCING AND LEASING COSTS, net
   of accumulated amortization of $9,102
   and $7,682 as of September 30, 1997, and
   December 31, 1996, respectively
                                                                      26,453                     15,860


FURNITURE, FIXTURES AND EQUIPMENT, net                                 2,968                      2,386


PREPAID EXPENSES AND OTHER ASSETS                                     26,490                     16,102
                                                                 -----------                -----------

                                                                 $ 2,279,267                $ 1,390,314
                                                                 ===========                ===========











        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               September 30, 1997    December 31, 1996
                                                                               ------------------    -----------------
                                                                                  (unaudited)
DEBT
   Unsecured notes                                                                $   935,000          $   635,000
   Unsecured line of credit                                                           138,000               39,000
   Mortgage loans                                                                      84,863               45,997
                                                                                  -----------          -----------
        Total debt                                                                  1,157,863              719,997
                                                                                  -----------          -----------

ASSESSMENT BONDS PAYABLE                                                                6,778                4,758
ACCOUNTS PAYABLE                                                                        7,032                3,258
ACCRUED REAL ESTATE TAXES                                                               6,614                  731
ACCRUED INTEREST                                                                       16,388               10,471
UNEARNED RENTAL INCOME                                                                 10,263                6,345
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                    26,195               18,660
OTHER ACCRUED EXPENSES AND LIABILITIES                                                 25,590               16,406
                                                                                  -----------          -----------
   Total liabilities                                                                1,256,723              780,626
                                                                                  -----------          -----------
MINORITY INTERESTS                                                                     72,755               45,760
                                                                                  -----------          -----------

COMMITMENTS AND CONTINGENCIES                                                              --                   --

STOCKHOLDERS' EQUITY
   Series A Preferred Stock:  cumulative,  convertible,  $.0001 par value,
    1,000,000 shares authorized, issued and outstanding, $25,000
    liquidation preference                                                             23,949               23,949
   Series B Preferred Stock:  cumulative,  redeemable,  $.0001 par value,
     5,000,000 shares  authorized,
     4,250,000 issued and outstanding, $106,250 liquidation preference                102,064              102,064
   Common Stock: $.0001 par value,  660,500,000  shares  authorized,
     43,564,263 and 31,821,861  shares issued and outstanding as of
     September 30, 1997, and December 31, 1996, respectively                                4                    3
   Class B Common Stock: $.0001 par value, 2,000,000 shares authorized,
     issued and outstanding                                                                --                   --
   Class C Common Stock: $.0001 par value, 1,500,000 shares authorized,
     1,176,470 issued and outstanding                                                      --                   --
   Excess Stock: $.0001 par value per share, 330,000,000 shares authorized,
     no shares issued or outstanding                                                       --                   --
   Additional paid-in capital                                                         816,707              438,376
   Deferred compensation                                                                 (622)                (464)
   Retained earnings                                                                    7,687                   --
                                                                                  -----------          -----------
        Total stockholders' equity                                                    949,789              563,928
                                                                                  -----------          -----------
                                                                                  $ 2,279,267          $ 1,390,314
                                                                                  ===========          ===========




        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)


                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30                   September 30
                                                                    1997          1996           1997            1996
                                                                 ---------      ---------      ---------      ---------
REVENUES
   Rental income                                                 $  82,504      $  51,079      $ 221,424      $ 142,131
   Interest and other income                                         1,392          1,064          4,767          3,026
                                                                 ---------      ---------      ---------      ---------
                                                                    83,896         52,143        226,191        145,157
                                                                 ---------      ---------      ---------      ---------
OPERATING EXPENSES
   Rental expenses                                                  17,431          9,578         44,514         24,351
   Real estate taxes                                                 6,038          3,989         17,077         11,292
   Interest expense, including amortization of finance costs        16,214          9,761         40,914         26,443
   Depreciation and amortization                                    13,442         10,033         36,457         27,373
   General and administrative and other expenses                     3,720          2,686         10,255          7,491
                                                                 ---------      ---------      ---------      ---------
                                                                    56,845         36,047        149,217         96,950
                                                                 ---------      ---------      ---------      ---------
   Income from operations before disposition of property
     and minority interests                                         27,051         16,096         76,974         48,207
                                                                 ---------      ---------      ---------      ---------

GAIN (LOSS) ON DISPOSITION OF PROPERTY                               3,937         (1,483)        18,117         (1,483)
                                                                 ---------      ---------      ---------      ---------

   Income from operations before minority interests                 30,988         14,613         95,091         46,724
                                                                 ---------      ---------      ---------      ---------

MINORITY INTERESTS' SHARE IN NET INCOME                             (3,685)        (1,826)       (11,504)        (6,121)
                                                                 ---------      ---------      ---------      ---------

   Net income                                                       27,303         12,787         83,587         40,603
                                                                 ---------      ---------      ---------      ---------

PREFERRED DIVIDENDS
   Series A Preferred Stock                                           (573)          (524)        (1,720)        (1,573)
   Series B Preferred Stock                                         (2,510)        (2,510)        (7,530)        (7,530)
                                                                 ---------      ---------      ---------      ---------
   Net income available to Common Stockholders                   $  24,220      $   9,753      $  74,337      $  31,500
                                                                 =========      =========      =========      =========

INCOME PER SHARE OF COMMON STOCK
        Net income                                               $     .50      $     .27      $    1.59      $     .92
                                                                 =========      =========      =========      =========

DIVIDENDS PER SHARE
   Series A Preferred Stock                                      $     .57      $     .52      $    1.72      $    1.57
                                                                 =========      =========      =========      =========
   Series B Preferred Stock                                      $     .59      $     .59      $    1.77      $    1.77
                                                                 =========      =========      =========      =========
   Common Stock, including Class B and Class C                   $     .47      $     .43      $    1.45      $    1.34
                                                                 =========      =========      =========      =========












        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (dollars in thousands)
                                   (UNAUDITED)



                                                     Series A        Series B       Common       Class B          Class C
                                                    Preferred       Preferred       Stock         Common          Common
                                                      Stock           Stock         Shares      Stock Shares   Stock Shares
                                                    ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1996                        $   23,949     $  102,064     31,821,861      2,000,000      1,176,470
  Common Stock Offering                                   --             --       11,500,000           --             --
  Conversion of Operating Partnership Units  to
     Common Stock                                         --             --           91,880           --             --
  Stock Options Exercised                                 --             --          109,625           --             --
  Restricted Stock Grant                                  --             --           25,913           --             --
  Non-cash Compensation Merit Fund                        --             --             --             --             --
  Conversion of Operating Partnership Units  -
     Employee Stock Incentive Pool                        --             --           14,984           --             --
  Amortization of Deferred Compensation                   --             --             --             --             --
  Dividends Declared                                      --             --             --             --             --
  Net Income                                              --             --             --             --             --
                                                    ----------     ----------     ----------     ----------     ----------

BALANCE AT SEPTEMBER 30, 1997                       $   23,949     $  102,064     43,564,263      2,000,000      1,176,470
                                                    ==========     ==========     ==========     ==========     ==========



                                                     Common        Additional                     Retained
                                                    Stock Par       Paid-in        Deferred       Earnings
                                                      Value         Capital      Compensation    (Deficit)         Total
                                                    ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1996                        $        3     $  438,376     $     (464)     $     --        $  563,928
  Common Stock Offering                                      1        374,834           --              --           374,835
  Conversion of Operating Partnership Units  to
     Common Stock                                         --             --             --              --              --
  Stock Options Exercised                                 --            2,245           --              --             2,245
  Restricted Stock Grant                                  --              491           (491)           --              --
  Non-cash Compensation Merit Fund                        --              177           --              --               177
  Conversion of Operating Partnership Units  -
     Employee Stock Incentive Pool                        --              524           --              --               524
  Amortization of Deferred Compensation                   --               60            333            --               393
  Dividends Declared                                      --             --             --           (75,900)        (75,900)
  Net Income                                              --             --             --            83,587          83,587
                                                    ----------     ----------     ----------      ----------      ----------

BALANCE AT SEPTEMBER 30, 1997                       $        4     $  816,707     $     (622)     $    7,687      $  949,789
                                                    ==========     ==========     ==========      ==========      ==========











        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
                             (dollars in thousands)
                                   (UNAUDITED)


                                                                                      Nine Months
                                                                                  Ended September 30
                                                                                 1997            1996
                                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                  $  83,587      $  40,603
   Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation and amortization                                                  36,457         27,373
   Amortization of prepaid interest and deferred financing costs                     848            956
   Non-cash compensation                                                             597            381
   Minority share of net income                                                   11,504          6,121
   Gain on disposition of property                                               (18,117)         1,483
   (Increase) decrease in deferred rent receivable                                (1,406)           307
   Increase in accounts receivable                                                (1,213)            (2)
   Decrease in receivable from affiliates                                             76            277
   (Increase) decrease in prepaid expenses and other assets                      (11,973)         1,239
   Decrease in assessment bonds payable                                             (624)          (573)
   Increase (decrease) in accounts payable                                         3,774           (185)
   Increase in accrued real estate taxes                                           5,883          4,512
   Increase in accrued interest                                                    5,917          7,148
   Increase in other accrued expenses and liabilities                              9,184          2,520
   Increase (decrease) in unearned rental income                                   3,918           (562)
                                                                               ---------      ---------
        Net cash provided by operating activities                                128,412         91,598
                                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties                                                      (872,246)      (253,374)
   Additions to leasing costs                                                     (5,541)        (4,288)
   Additions to investment in mortgages                                          (17,073)       (14,342)
   Proceeds from disposal of property                                            100,115          2,001
                                                                               ---------      ---------
        Net cash used for investing activities                                  (794,745)      (270,003)
                                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                            708,000        513,050
   Payments on debt                                                             (321,986)      (407,151)
   Payment of financing fees                                                      (8,862)        (2,250)
   Payment of dividends/distributions                                            (78,474)       (60,463)
   Proceeds from sale of Common Stock, net of issuance costs                     374,835        121,368
   Proceeds from sale of Class C Common Stock, net of issuance costs                --           29,963
   Proceeds from stock options exercised                                           2,245            856
   Proceeds from the sale of Operating Partnership Units                              25           --
                                                                               ---------      ---------
        Net cash provided by financing activities                                675,783        195,373
                                                                               ---------      ---------
        Net (decrease) increase in cash and cash equivalents                       9,450         16,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  29,336          7,573
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  38,786      $  24,541
                                                                               =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for interest                                                         38,416         20,181
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                 51,852           --
Increase to land and assessment bonds payable                                      2,644            609
Minority interest capital recorded in relation to property acquisitions           26,072           --
Write-off of fully depreciated property                                            4,973         12,979
Write-off of fully amortized deferred financing and leasing costs                  6,591          4,098
Conversion of operating partnership units into Common Stock with resulting reduction in minority interest
   and increase in additional paid-in-capital                                        524            386
Restricted Stock Grants                                                              491            200






        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 and 1996
                        (in thousands, except share data)
                                   (UNAUDITED)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Spieker Properties, Inc.

      Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of September 30, 1997, the Company owned an approximate 87.1 percent general partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 1997, and December 31, 1996, and its consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and its consolidated cash flows for the nine months ended September 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

      The interim results for the three and nine months ended September 30, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

      Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1997, and December 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of September 30, 1997, and December 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

      The Company owns four mortgage loans that are secured by real estate. Two of the four loans are with an affiliate of the Company (see note 3). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of September 30, 1997, the fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

      In addition, the Company has entered into operating ground leases on certain land parcels with periods ranging from 16 to 53 years, certain of the operating ground leases contain purchase options.

      Cash and Cash Equivalents

      Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

      Deferred Financing and Leasing Costs

      Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 1 to 30 years. Unamortized financing and leasing costs are charged to expense upon the early termination of the lease or upon early payment of financing.

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

      Minority Interest

      Minority interest in the Company consists primarily of the individual Spieker Partners' limited partnership as well as other limited partners' interest in the Operating Partnership of approximately 12.9 percent and
      15.1 percent at September 30, 1997 and 1996, respectively.

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

      Net Income (Loss) Per Share of Common Stock

      Per share amounts for the Company are computed using the weighted average common shares outstanding (including convertible Class B Common Stock and convertible Class C Common Stock) during the period, including the dilutive effect of stock options. The weighted average common shares outstanding for the three and nine months ended September 30, 1997 and 1996, are as follows:

                                                         Weighted Average
                                                    Common Shares Outstanding
                                                    -------------------------
               Three months ended:
                  September 30, 1997                        48,038,867
                  September 30, 1996                        35,728,317

               Nine months ended:
                  September 30, 1997                        46,815,215
                  September 30, 1996                        34,280,115


      Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Company intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the three months ended September 30, 1997 and 1996, the Company's basic earnings per share would have been $.51 and $.27 per share, respectively, and its fully diluted earnings per share would have been $.50 and $.27 per share, respectively. Had the provisions of SFAS No. 128 been applied to the Company's results of operations for the nine months ended September 30, 1997 and 1996, the

      Company's basic earnings per share would have been $1.61 and $.92 per share, respectively, and its fully diluted earnings per share would have been $1.59 and $.92 per share, respectively.

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


3.    TRANSACTIONS WITH AFFILIATES

      Receivable From Affiliates

      The receivable from affiliates at September 30, 1997, and December 31, 1996, represents management fees and reimbursements due from Spieker Partners related entities (certain officers of Spieker Properties, Inc. are partners in Spieker Partners).

      Investments in Mortgages

      Included in Investments in Mortgages are $17,073 of loans to Spieker Northwest, Inc. an unconsolidated Preferred Stock Subsidiary of the Company. The loans are secured by deeds of trust on real property, bear interest at 7.8%, and mature in 2012.


4.    PROPERTY HELD FOR DISPOSITION

      The Company has determined to focus exclusively on properties that meet its continuing strategic objectives. The Company has therefore decided to divest itself of its retail properties and certain other properties. Included in property held for disposition at September 30, 1997, are two retail and two office properties located in California. One of the retail properties and the two office properties are in contract and are scheduled to close by December 31, 1997. The divestiture of the remaining property is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. The net carrying amount of property held for disposition as of September 30, 1997, is $49,239.


5.    DEBT

      Unsecured Notes

      As of September 30, 1997, the Company has outstanding $935,000 in investment grade rated unsecured debt securities with varying interest rates from 6.65% to 8.00% payable semi-annually. The debt securities are due on various dates from 2000 to 2027.

      On July 14, 1997, the Company sold $150,000 of unsecured investment grade rated notes bearing interest at 7.125% and due July 1, 2009. Net proceeds of $146,112 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

      On September 29, 1997, the Company sold $150,000 of unsecured investment grade rated debentures bearing interest at 7.5% and due October 1, 2027. Net proceeds of $146,088 were used primarily to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

      Unsecured Line of Credit

      Effective August 8, 1997, the Company has amended its Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of September 30, 1997 the amount drawn on the facility was $138,000.

      Mortgage Loans

      Mortgage loans of $84,863 as of September 30, 1997, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.75%, require monthly principal and interest payments, and mature on various dates from 1997 to 2012.


6.    DIVIDENDS AND DISTRIBUTIONS PAYABLE

      The dividends and distributions payable at September 30, 1997, and December 31, 1996, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The number of shares held by the stockholders of record and Operating Partnership Units held by the minority interests holders as of September 30, 1997, and December 31, 1996, are as follows:

                                                 September 30, 1997        December 31, 1996
                                                 ------------------        -----------------
        Shares of:
                Common Stock                           43,564,263               31,821,861
                Class B Common Stock                    2,000,000                2,000,000
                Class C Common Stock                    1,176,470                1,176,470
                Series A Preferred Stock                1,000,000                1,000,000
                Series B Preferred Stock                4,250,000                4,250,000

        Minority Interest Units                         7,200,585                6,549,819


7.    STOCKHOLDERS' EQUITY

      Equity Offerings

      On January 21, 1997, the Company sold 11,500,000 shares of Common Stock at $34.50 per share through an underwritten public offering, including the underwriters' exercise of their over-allotment option. The aggregate net proceeds of $374,835 were used primarily to acquire properties under contract at the time of the offering.


8.    GAIN ON DISPOSITION OF PROPERTY

      Gain on disposition of property for the nine months ended September 30, 1997, represents the gain on disposition of eight retail properties, one industrial property, and one office property. These properties were located in California, Oregon, Washington and Idaho. The gain recognized on disposition of retail, industrial and office property was $16,228, $1,123 and $766, respectively.

9.    ACQUISITIONS

      The Company acquired the following properties during the nine months ended September 30, 1997:

                                                                            Property    Total Rentable
      Project Name                                Location                  Type (1)      Square Feet       Initial Cost
      ----------------------------------------    -----------------------   ----------  ----------------   -------------
      Southcenter West Business Park (2)          Tukwila, WA                   I             286,921        $     6,300
      Mission West Portfolio                      San Diego, CA                 O             619,935             44,800
      Emeryville Portfolio (3)                    Emeryville, CA                O             946,385            125,400
      Brea Park Centre                            Brea, CA                      O             141,837             10,800
      555 Twin Dolphin Drive                      Redwood Shores, CA            O             198,494             41,000
      North Creek Parkway Centre (4)              Bothell, WA                   O             204,871             22,600
      Riverside Centre                            Portland, OR                  O              98,434              9,300
      Metro Plaza                                 San Jose, CA                  O             411,288             73,900
      1740 Technology (5)                         San Jose, CA                  O             194,538             31,300
      Fountaingrove                               Santa Rosa, CA                O             160,808             16,100
      Pasadena Financial                          Pasadena, CA                  O             145,702             26,700
      Century Square                              Pasadena, CA                  O             205,653             41,500
      Point West Corporate Center                 Sacramento, CA                O             145,184             17,200
      Sierra Point                                Brisbane, CA                  O              99,150             10,300
      Brea Corporate Plaza                        Brea, CA                      O             119,406             10,800
      McKesson Building                           Pasadena, CA                  O             150,951             19,100
      Coral Tree Commerce Center                  Vista, CA                     I             130,866              8,400
      Progress Industrial Park                    Vista, CA                     I             123,275              7,500
      Lafayette Terrace                           Lafayette, CA                 O              47,392              7,500
      Parkway Industrial                          Portland, OR                  I             175,000              7,500
      Brea Corporate Place                        Brea, CA                      O             490,000             61,700
      Sepulveda Center                            Los Angeles, CA               O             170,134             25,200
      Kennedy Portfolio (6)                       Portland, OR                  I           1,265,000            110,900
      790 E. Colorado                             Pasadena, CA                  O             130,000             19,300
      Washington Park (7)                         Federal Way, WA               O              50,000              6,100
      Nobel Corporate Plaza                       San Diego, CA                 O             103,192             16,700
      Kelley Point Distribution Center (8)        Portland, OR                  I             500,000             16,400
      Tower 17                                    Irvine, CA                    O             229,133             40,100






(1)   "O" indicates office property; "I" indicates industrial property.
(2) Previously identified as Andover Park in the January 1997 Equity Offering Prospectus.
(3) The Company paid cash and issued Operating Partnership Units to the sellers of this portfolio.
(4) Previously identified as Quadrant Corporate Center in the January 1997 Equity Offering Prospectus.
(5) Previously identified as Kodak Center in the January 1997 Equity Offering Prospectus.
(6)   Also includes properties located in Redmond, WA; Fremont, CA and Hayward,
      CA.
(7)   Includes land to be developed.
(8) Previously identified as Tyco Building in the September 22, 1997, Report on Form 8-K

10    DEVELOPMENTS

      During the nine months ended September 30, 1997, the Company acquired seven parcels of land for development. The total initial cost of these seven parcels was $23,682.


11.   SUBSEQUENT EVENTS

      On October 10, 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.88% of the liquidation preference of $150,000. Net proceeds of $146,135 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

      On October 10, 1997, the Company deposited $36,250 towards the purchase of a portfolio which consists of 44 properties in twelve states aggregating 6,354,450 square feet, as well as 124.5 acres of land.

      On October 29, 1997, the Company sold 11,500,000 shares of Common Stock at $38.875 per share through an underwritten public offering, including the underwriters' exercise of their over-allotment option. The aggregate net proceeds of $425,027 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three and nine month periods ended September 30, 1997, as compared to the corresponding periods ended September 30, 1996.

Rental revenues for the third quarter of 1997 increased by $31.4 million or 61.4% to $82.5 million, as compared with $51.1 million for the quarter ended September 30, 1996. Of this increase, $24.9 million was generated by properties acquired during the first nine months of 1997 (the "1997 Acquisitions"). In the third quarter of 1997 the Company acquired properties totaling 3.1 million square feet for a total investment of $311.0 million. During the first nine months of 1997 the Company acquired properties totaling 7.5 million square feet for a total investment of $871.6 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the third quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses was not recognized during the quarter.

$6.1 million of the rental revenue increase in the third quarter of 1997 was generated by properties acquired during 1996. During 1996, the Company invested $329.3 million to acquire properties totaling 4.7 million square feet (the "1996 Acquisitions").

$2.4 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1996, and still owned at September 30, 1997 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended September 30, 1997, the Company completed 204 lease transactions for the renewal or re-leasing of 1.2 million square feet of second-generation space. On average for the quarter, the new effective rates were 24.7% higher than the expiring coupon rent. This brings the total second-generation activity for the first nine months of 1997 to 603 completed lease transactions for 3.6 million square feet at a 22.5% increase in effective rates, over expiring coupon rents.

$2.0 million of the rental revenue increase in the third quarter of 1997 was generated by properties developed by the Company (the "Developments"). The Developments include both properties completed and added to the Company's portfolio of stabilized properties during 1996 and 1997, as well as properties currently under development. During the nine months ended September 30, 1997, seven properties totaling 1.6 million square feet have been completed and added to the Company's portfolio of stabilized properties. The total cost of these properties, including the estimated cost to complete initial tenant improvements, is $59.2 million. The Company also has a current development pipeline of 3.2 million square feet representing a total projected cost of $287.0 million. Certain of the properties in the development pipeline are shell complete and partially occupied.

The increases in rental revenue are partially offset by a decrease of $4.0 million attributable to the disposition of properties which were owned by the Company during the quarter ended September 30, 1996 (the "Property Dispositions").

Rental revenues for the nine month period ended September 30, 1997, increased by $79.3 million or 55.8% to $221.4 million as compared to $142.1 million for the same period ended September 30, 1996. $50.2 million and $25.8 million, respectively, of this increase was attributable to the 1997 and 1996 Acquisitions, $6.1 million relates to the Core Portfolio, $5.7 million is attributable to the Developments, with the remainder attributable to a $8.5 million decrease from Property Dispositions.

As a result of the 1997 Acquisitions, the 1996 Acquisitions, and the Developments, the Company's rentable square footage, not including retail properties, increased by 11.0 million square feet or 60.8% to 29.1 million square feet on September 30, 1997, from 18.1 million on September 30, 1996. At September 30, 1997, the portfolio of stabilized properties was 95.1% occupied. By property type, the office portfolio was 95.9% occupied and the industrial portfolio was 94.5% occupied.

Interest and other income increased by $.3 million and $1.8 million or 27.3% and 60.0% for the three and nine month periods ended September 30, 1997, over the same respective periods ended September 30, 1996. The net increase in interest and other income is due to higher average cash balances of $30.7 million and $49.2 million for the three and nine month periods ended September 30, 1997, as compared to $14.7 million and $11.1 million for the corresponding periods in 1996.

Rental expenses increased by $7.8 million or 81.3% for the three months ended September 30, 1997, as compared with the same period in 1996. Real estate taxes increased by $2.0 million or 50.0% for the three months ended September 30, 1997, as compared with the same period in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. Of the total $9.8 million increase in property operating expenses $8.0 million is attributable to the 1997 Acquisitions, $2.1 million is attributable to the 1996 Acquisitions, $0.4 million is attributable to the Developments, and a $0.7 million decrease attributable to the Property Dispositions. The Core Portfolio remained essentially unchanged for the comparable quarters. On a percentage basis, property operating expenses were 28.4% and 26.6% of rental revenues for the quarters ended September 30, 1997, and September 30, 1996, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the quarter ended September 30, 1997, 62.0% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 45.6% during the same period in 1996.

In December 1996, the Company announced the strategic decision to divest itself of its retail properties and focus exclusively on office and industrial properties. As such, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses (referred to as "property operating income") increased by $24.9 million or 76.6% to $57.4 million, as compared to $32.5 million for the quarter ended September 30, 1996. Of this increase, $16.9 million and $4.0 million relates to the 1997 and 1996 Acquisitions $2.4 million is attributable to the Core Portfolio, and $1.6 million is attributable to the Developments. For the nine month period ended September 30, 1997, property operating income increased by $60.5 million or 65.8% from $92.0 million to $152.5 million at September 30, 1997. $33.7 million and $17.4 million related to the 1997 and 1996 Acquisitions, $5.0 million is related to the Core Portfolio, and $4.4 million is attributed to the Developments.

For the nine month period ended September 30, 1997, rental expenses increased by $20.1 million from $24.4 million for the nine months ended September 30, 1996. This represents a 82.4% increase year over year. Real estate taxes increased by $5.8 million or 51.3% to $17.1 million for the first three quarters of 1997 as compared to $11.3 million for the same period in 1996. The total increase in the property operating expenses is attributable to a $16.5 million increase for the 1997 Acquisitions, a $8.4 million increase for the 1996 Acquisitions, a $1.3 million increase for the Developments, a $1.1 million increase in the Core Portfolio, and a $1.4 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 27.8% and 25.1% of rental revenues for the nine months ended September 30, 1997, and 1996, respectively.

Interest expense increased by $6.4 million or 65.3% to $16.2 million for the three months ended September 30, 1997, from $9.8 million for the same period in 1996. For the nine month period ended September 30, 1997, interest expense increased by $14.5 million or 54.9% to $40.9 million from $26.4 million for the same period in 1996. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended September 30, 1997, and 1996 was $981.3 million and $557.3 million respectively. The average balance outstanding for the nine months ended September 30, 1997, was $823.6 million and $520.5 million for the same period in 1996. The increases in the average outstanding debt balances are consistent with the increases in the size of the Company's portfolio of properties.

Depreciation and amortization expenses increased by $3.4 million and $9.1 million or 34.0% and 33.2% for the three and nine month periods ended September 30, 1997, as compared with the same periods in 1996, due to the 1997 and 1996 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $1.0 million and $2.8 million for the three and nine month periods ended September 30, 1997, respectively, as compared with the same periods in 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.5% and 4.7% of rental revenues for the three and nine month periods ended September 30, 1997, respectively, as compared with 5.3% for both periods in 1996.

During the third quarter of 1997, the Company disposed of a retail property resulting in a gain on disposition of $2.0 million. In addition, the Company disposed of one industrial property and one parking lot resulting in a gain of $1.9 million. This brings the total gain on disposition of property for the first three quarters of 1997 to $18.1 million on ten properties.

Net income before minority interests and disposition of property increased by $11.0 million or 68.3% to $27.1 million for the three month period ended September 30, 1997, from $16.1 million for the same period in 1996. For the nine month period ended September 30, 1997, net income before minority interests and disposition of property increased by $28.8 million or 59.8% to $77.0 million, from $48.2 million for the same period in 1996. The increase in net income is principally due to the 1997 and 1996 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended September 30, 1997, cash provided by operating activities increased by $36.8 million or 40.2% to $128.4 million, as compared to $91.6 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions. Cash used for investing activities increased by $524.7 million or 194.3% to $794.7 million for the first nine months of 1997, as compared to $270.0 million for the same period in 1996. The increase is attributable to the Company's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $480.4 million or 245.9% to $675.8 million for the first nine months of 1997, as compared to $195.4 million for the same period in 1996. During the first nine months of 1997, cash provided by financing activities consisted, primarily, of $374.8 million in net proceeds from the sale of Common Stock, $292.2 million in net proceeds from the issuance of unsecured investment grade notes, net borrowings of $99.0 million on the line of credit and a net increase of $38.9 million in mortgage loans outstanding. Additionally, payments of distributions increased by $18.0 million to $78.5 million for the first nine months of 1997, as compared with $60.5 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate.

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

At September 30, 1997, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Company has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus .80%. The Facility matures in August 2001. This increased facility has a competitive bid option that allows the Company to request bids from the Lenders for advances up to $150.0 million. At September 30, 1997, the Company had $138.0 million outstanding under the Facility.

On January 19, 1996, the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. In December 1996, the Company issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties. On July 14, 1997, the Company issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. On September 29, 1997, the Company issued $150.0 million of investment grade rated unsecured debentures. The debentures carry an interest rate of 7.5%, were priced to yield 7.57% and mature on October 1, 2027. Net proceeds from the July 1997 and September 1997 unsecured debt securities of $292.2 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

As of September 30, 1997, the Company had $935.0 million of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2027. As of September 30, 1997, $50.0 million of debt securities remained available for issuance under the medium-term note program.

In addition to the Unsecured Notes and the Facility, the Company has $84.9 million of secured indebtedness (the "Mortgages") at September 30, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $6.8 million of assessment bonds outstanding as of September 30, 1997.

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

In September 1997, the Company and the Operating Partnership filed a shelf registration (the "September 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in October 1997.

On October 10, 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.88% of the liquidation preference of

$150,000. Net proceeds of $146,135 were used principally to repay borrowings on the unsecured line of credit and to fund ongoing acquisition and development of property.

In November 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option) through an underwritten public offering at $38.875 per share. The net proceeds of $425,027 were used to repay indebtedness and to purchase properties which were under contract at the time of the offering.

After completion of the equity and debt offerings, the Company has the capacity pursuant to the September 1997 Registration Statement to issue up to approximately $402.9 million in equity securities and the Operating Partnership has the capacity pursuant to the January 1997 Shelf Registration Statement and the September 1997 Registration Statement to issue up to $815.0 million in debt securities (including the $50.0 million of medium-term notes available under the Company's existing medium-term note program).

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

Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock, and including the dilutive effect of stock options. Assuming such conversion, the average number of shares outstanding for the three and nine months ended September 30, 1997, are 56,458,964 and 55,186,005, respectively, and 43,497,648 and 42,049,446 for the same periods in 1996.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                        Three Months Ended                Nine Months Ended
                                                        ------------------                -----------------
                                                 Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1997    Sept. 30, 1996
                                                 --------------   --------------   --------------    --------------
Net income before disposition of property and
   minority interest                                $  27,051        $  16,096        $  76,974        $  48,207

Add:

Depreciation and Amortization                          13,282            9,938           36,036           27,135

Dividends on Series B Preferred Stock                  (2,510)          (2,510)          (7,530)          (7,530)

Other, net                                                186              116              560              201

Straight-lined rent                                      (624)             252           (1,200)             307
                                                    ---------        ---------        ---------        ---------

      Funds from Operations                         $  37,385        $  23,892        $ 104,840        $  68,320
                                                    =========        =========        =========        =========

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)   Exhibits

      The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

      Exhibit Number

      3.1 Articles supplementary of Spieker Properties, Inc., for the Series C Preferred Stock.

      4.1   Ninth Supplemental Indenture relating to the 2027 Debentures.

      12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

      27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

(B)   Reports on Form 8-K
      The Company filed a current report on Form 8-K dated September 22, 1997, as amended by form 8-K/A dated October 10, 1997 relating to the acquisition of the WCB Portfolio.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                 Spieker Properties, Inc.
                                                 (Registrant)




Dated: November 13, 1997                         /s/  Elke Strunka
      ------------------------------             -----------------------------
                                                 Elke Strunka
                                                 Vice President and
                                                 Principal Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

 3.1 Articles supplementary of Spieker Properties, Inc., for the Series C Preferred Stock.

 4.1        Ninth Supplemental Indenture relating to the 2027 Debentures.

12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

27.1        Article 5 Financial Data Schedule (EDGAR Filing Only)