Form 10-K
period 1997-12-31
SPIEKER PROPERTIES INC
filed 1998-03-25
CIK 911361

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (650) 854-5600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
              -------------------            ------------------------------------
      Series B Preferred Stock               New York Stock Exchange
      Series C Preferred Stock               New York Stock Exchange
      Common Stock                           New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 13, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,262,374,876. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of March 13, 1998, 56,736,674 shares of Common Stock ($.0001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 10, 1998.

     LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein.

================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................
Item 2.   Properties..................................................
Item 3.   Legal Proceedings...........................................
Item 4.   Submission of Matters to a Vote of Security Holders.........
  14

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................
Item 6.   Selected Financial Data.....................................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
Item 8.   Financial Statements and Supplementary Data.................
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........
Item 11.  Executive Compensation......................................
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................

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

ITEM 1. BUSINESS

  Description of Business

     Spieker Properties, Inc. (the "Company") is a leading real estate investment trust ("REIT") that specializes in the acquisition, development and management of office and industrial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). As of December 31, 1997, the Company owned income-producing properties (the "Properties") aggregating approximately
34.5 million rentable square feet. The portfolio consists of industrial properties aggregating approximately 18.9 million rentable square feet, office properties aggregating approximately 15.3 million rentable square feet and retail properties aggregating approximately 0.3 million rentable square feet. The Company has acquired 4.2 million net rentable square feet of office and industrial properties since December 31, 1997. As of December 31, 1997, the average occupancy rate of the properties was approximately 94.5%

     The Company was incorporated in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. In the IPO, the Company issued 20,400,000 shares of Common Stock at $20.50 per share, or $418.2 million and used net proceeds of $386.8 million to purchase an approximate 77.6% general partnership interest in Spieker Properties L.P. (the "Operating Partnership"). Unless the context otherwise requires, the Company and the Operating Partnership are collectively referred to as the "Company." Since its IPO, the Company has increased its ownership of the Operating Partnership by completing secondary offerings of Common Stock and contributing the net proceeds from such offerings to the Operating Partnership. As of December 31, 1997, the Company owned an approximate 89.2% general partnership interest in the Operating Partnership.


  Business Strategy and Operational Philosophy

     The Company's principal objective is to achieve sustainable long-term growth in Funds from Operations per share. The Company has pursued this goal since its inception through focused business strategies and operating philosophies.

     BUSINESS STRATEGY

     Focus on Quality Commercial Property. The Company invests in quality office and industrial properties that possess attributes that enable the properties to be competitive in both the short and the long run. The Company seeks to own properties in locations which provide easy access to major transportation arteries and are close to important services. With more than 25 years of experience in owning and operating income-producing properties, the Company's management possesses a high degree of knowledge of the physical and locational characteristics that give a property long term viability.

     The Company takes significant steps to differentiate its Properties from those of nearby competitors, so as to maximize their attractiveness to potential users. The Company focuses on office properties that have ample glass line per square foot of office space, and user friendly common areas, stairs, elevators and restrooms, convenient parking and efficient suite layouts. Additionally, the Company seeks to provide amenities and services such as conference rooms and health clubs. The Company's warehouse Properties typically have high clear heights, numerous dock facilities, appropriate truck staging and high-capacity sprinkler systems. The Company also seeks to differentiate its industrial Properties through the use of landscaping as well as exterior glass walls.

     The Company pays careful attention to the long-term quality of the buildings that it develops by emphasizing first-class materials, systems and workmanship during their construction. The exterior appearances of the Company's Properties are designed to be attractive, enduring and appropriately simple. The Company avoids projects which are lavish or unnecessarily intricate, as these features tend to prematurely date buildings and often fail to deliver value from the tenants' perspective.

     Serve Wide Range of Tenants and Limit Capital Expenditures. The Company focuses on leasing space to tenants of various sizes and on owning properties that are easily divisible and therefore appeal to a wide range of potential tenants. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company's experience is that such project flexibility helps it maintain high occupancy rates particularly when market conditions are less favorable.

     By focusing on divisible projects and a wide range of tenants, the Company has been able to control the capital expenditures associated with re-leasing space. The Company also attempts to limit tenant improvement expenditures to those which are in demand by, and adaptable to, a high number of users.

     Invest in Growing Regions. The Company focuses its activities primarily in California, Washington and Oregon. The Company believes these regions possess diverse and vibrant economies with strong prospects for continued economic growth due to their Pacific Rim location, quality of life, well-developed transportation infrastructures, high technology industries, well-educated employee base and excellent universities. Within these states, the Company focuses its activities on the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have shown to be desired locations of a large number of businesses.

     Dominate Submarkets. In each specific local submarket in which it operates, the Company generally seeks to own a number of properties and to be one of the most significant commercial landlords in that market. Through this approach, the Company can offer prospective tenants a variety of property options and can provide existing tenants, who are growing, additional space in Properties owned by the Company in the same area. The Company believes that this strategy gives it a measure of control over the rental rates it charges for its properties. The Company also believes that it has achieved significant market penetration within a number of the submarkets in which it operates. Such market focus enables the Company to maximize synergistic opportunities and economies of scale and allows management to concentrate its expertise on specific markets and local conditions.

     Provide Superior Level of Service. The Company's goal is to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. The Company's office property managers are located on-site, providing tenants with convenient access to management and allowing tenants to focus on their business rather than on property issues. On-site staff enables the Company's properties to be well-maintained and to convey a sense of quality, order and security. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing the Company's tenant service programs.

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

     Accountability. The Company has a philosophy of holding one Senior Officer or a small group of Senior Officers accountable, under the supervision and direction of the Company's executive officers, for all phases of a property's development, from purchase, design and budgeting through construction, leasing and ongoing management. The Company believes that this approach increases the likelihood of a project's success because of the Senior Officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible for only certain limited areas of a project.

     Training and Retention. The Company's hiring, training and retention of a talented management group has been an important factor in its success. The Company expends significant efforts in the training of new employees in fundamental real estate skills as well as in the continuing education of existing employees. All of the Company's officers, including the executive officers, are involved in the education program, which reinforces the program's importance to the Company and its personnel. The Company's officer compensation program includes cash bonuses and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as contribution to Funds from Operations from new acquisitions and developments in their regions. Non-officer compensation includes subjective bonuses based upon, among other factors, tenant satisfaction and leasing and re-leasing success. The Company also believes that stock options are an effective means of linking employees' actions to stockholder value and generally grants options to all full-time employees upon the completion of one year of service with the Company.

     Maximize Economies of Scale. As a result of the Company's rapid growth over the last few years, it has become one of the largest owners and operators of commercial property in California and the Pacific Northwest. This size will continue to enable the Company to achieve benefits from the economies of scale in its leasing, financing and administrative operations. The Company believes that it can also achieve operational synergies resulting from the number of properties it operates in each submarket.

 Employees

     As of December 31, 1997, the Company had 377 employees.

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

     The 97 Properties owned by the Company at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended December 31, 1993, certain of the Properties were subject to Phase II environmental investigations, and all buildings constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Company believes would have a material effect on its business, assets or results of operations. Independent parties have reported that no asbestos-containing materials were used in buildings constructed on the Properties during or after 1985.

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

     Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California. These retail properties have been sold to Pacific Retail Trust ("PRT"). The Company agreed to indemnify PRT for the contamination. However, the Company believes that the liabilities and clean-up costs associated with this contamination are covered under the Company's pollution insurance policy (except to the extent of the deductible under such policy). A possible similar situation was recently discovered in Pleasanton, California at the Rose Pavilion property, which has been sold to Excel Realty Trust, Inc. ("Excel"). The Company agreed to indemnify Excel for this contamination. The Company also has pollution insurance coverage for this property and believes that the liabilities and clean-up costs, if any, associated with this contamination will be covered by such insurance (except to the extent of the deductible under such policy).

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

  Year 2000 Compliance

     The Company has conducted a review of its computer systems for the purpose of identifying any systems that could be affected by the "Year 2000" issue. Many of the software programs utilized by the Company have date sensitive fields that may recognize a date entry using "00" as the year 1900 rather than the year 2000, which could potentially result in a system or software failure. The Company believes that because modifications have been made to its existing software and because assurances have been provided by the Company's external software vendors, the Year 2000 issue will not impose an operational or financial problem for the Company's computer systems. The Company will continue to keep apprised of any Year 2000 issues as they may arise and will evaluate whether or not they will have any impact on any of the Company's operations.

ITEM 2. PROPERTIES

  General

     As of December 31, 1997, the Company's portfolio of properties consisted of industrial and office income-producing properties located in California and the Pacific Northwest. The total rentable square footage of the Properties at December 31, 1997, was approximately 34.5 million rentable square feet, consisting of approximately 18.9 million square feet of industrial property, approximately 15.3 million square feet of office property and approximately 0.3 million square feet of retail property. As of December 31, 1997, the average occupancy rate of the Properties was approximately 94.5%.

     After an extensive review of the Company's investment opportunities and strategic position in 1996, the Company decided to focus exclusively on office and industrial properties. The Company divested itself of its retail properties and reinvested the proceeds from these properties in office and industrial properties, which the Company believes offer better growth prospects. During 1997, the Company completed the disposal of nine of its retail properties at an aggregate consideration of $110.4 million, and on February 27, 1998, the Company disposed of its last retail asset for $40.9 million. The numbers reflected in the tables below do not include any data relating to the retail properties sold.

     For the year ended December 31, 1997, none of the Properties had net book values equal to 4.6% or more of the Company's total aggregate net book value.

  The Location and Type of the Company's Properties

     The Properties are located in seven geographic areas within California and the Pacific Northwest, which are comprised of numerous local markets. The following table sets forth, as of December 31, 1997, the location and type of the Properties by rentable square feet.

     RENTABLE SQUARE FOOTAGE OF PROPERTIES BY LOCATION AND TYPE OF PROPERTY

         GEOGRAPHIC AREA           INDUSTRIAL     OFFICE       TOTAL       % OF TOTAL
         ---------------           ----------   ----------   ----------   ------------
Seattle, WA/Boise, ID............   3,628,794    1,904,181    5,532,975       16.2%
Portland, OR.....................   3,224,527    2,096,945    5,321,472       15.5
Sacramento, CA...................   1,391,851    1,458,942    2,850,793        8.3
East Bay -- San Francisco, CA....   5,397,759    2,575,281    7,973,040       23.3
South Bay -- San Francisco, CA...   3,373,911    2,825,044    6,198,955       18.1
Orange County/L.A. County, CA....   1,267,681    3,298,044    4,565,725       13.3
San Diego, CA....................     598,819    1,208,599    1,807,418        5.3
                                   ----------   ----------   ----------      -----
          Total..................  18,883,342   15,367,036   34,250,378      100.0%
                                   ==========   ==========   ==========      =====
% of total.......................        55.1%        44.9%       100.0%

  Property Operating Income

     The following table sets forth for the quarter ended December 31, 1997, the Company's property operating income, which is rental revenue less rental expenses and real estate taxes and excluding interest, depreciation and amortization and general and administrative expenses, on a percentage basis by the location and type of the Properties.

      PERCENTAGE OF NET OPERATING INCOME BY LOCATION AND TYPE OF PROPERTY
                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                GEOGRAPHIC AREA                   INDUSTRIAL    OFFICE    % OF TOTAL
                ---------------                   ----------    ------    ----------
Seattle, WA/Boise, ID...........................      5.8%        6.9%       12.7%
Portland, OR....................................      6.6         4.2        10.8
Sacramento, CA..................................      1.6         6.2         7.8
East Bay -- San Francisco, CA...................     10.0        10.3        20.3
South Bay -- San Francisco, CA..................      9.0        18.2        27.2
Orange County/L.A. County, CA...................      1.7        12.6        14.3
San Diego, CA...................................      2.1         4.8         6.9
                                                     ----        ----       -----
     % of Total.................................     36.8%       63.2%      100.0%
                                                     ====        ====       =====

  Average Occupancy Rates

     The following table sets forth the aggregate average year-end occupancy rates of the Properties during the years specified.

                               AVERAGE OCCUPANCY

                     YEAR                       TOTAL RENTABLE    AVERAGE OCCUPANCY
             (AS OF DECEMBER 31)                SQUARE FOOTAGE       AT YEAR END
             -------------------                --------------    -----------------
      1997....................................    34,250,378             94.5%
      1996....................................    21,429,732             96.6
      1995....................................    16,282,278             96.9
      1994....................................    13,933,113             97.6
      1993....................................    11,072,796             92.1

     The following table sets forth the aggregate average occupancy rates as of December 31, 1997, of the Properties, in terms of location and type of the Properties.

               AVERAGE OCCUPANCY BY LOCATION AND TYPE OF PROPERTY

                                        DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,
                                            1997            1997             1996
                                        ------------    -------------    ------------
Seattle, WA/Boise, ID.................      95.3%           96.1%            96.3%
Portland, OR..........................      93.1            98.0             97.3
Sacramento, CA........................      91.9            92.3             94.1
East Bay -- San Francisco, CA.........      94.2            94.5             98.0
South Bay -- San Francisco, CA........      97.6            95.3             99.3
Orange County/L.A. County, CA.........      94.3            94.1             91.3
San Diego, CA.........................      92.5            94.7             95.9
                                            ----            ----             ----
     Total Portfolio..................      94.5%           95.2%            96.8%
                                            ====            ====             ====

  Tenant Improvements and Leasing Commissions

While maintaining high occupancy levels in each of its property types and markets, the Company also focuses on controlling the expenditures associated with leasing, renewing or re-leasing space. The following table sets forth information related to the leasing and re-leasing activity and expenditures for the year ended December 31, 1997.

                                        1st Generation        2nd Generation
                     Total                  Space(1)            Space(2)           Average      Costs
              ------------------     --------------------    ------------------    Lease         Per      Change in     Tenants
Type          # Leases   Sq. Feet    # Leases    Sq. Feet    #Leases   Sq. Feet    Term(mo)  Sq. Foot(3)   Rents(4)    Retained(5)
----          --------   --------    --------    --------    -------   --------    --------  -----------  ---------    -----------
Industrial      325     5,774,904         58    1,168,891      267    4,606,013       45        $0.88       18.8%        55.7%
Office          673     2,121,754        122      570,977      551    1,550,777       41         3.65       27.9         55.2
                ---     ---------        ---    ---------      ---    ---------       --         ----       -----        -----
Total           998     7,896,658        180    1,739,868      818    6,156,790       42        $1.57       23.0%        55.3%
                ===     =========        ===    =========      ===    =========       ==         ====       =====        =====

--------------------------------------
(1)  1st generation is defined as previously unleased shell space.
(2)  Net of month-to-month leases, but including 2nd generation repositioning leases.
(3)  Represents tenant improvements and commission costs per square foot, calculated based on 2nd generation space, excluding month-to-month leases and 2nd generation repositioning leases of 2,798,822 square feet.
(4)  Measured as the difference between 2nd generation net effective rents on new and renewed leases as compared to the expiring rents on the same space.
(5)  Percentage of tenants retained by the Company at lease expiration, tenants the Company chose not to renew to accommodate the expansion of existing tenants and tenants that renewed, but moved to another space.


  Lease Expirations

     The following tables set forth the lease expirations in summary and by type for leases in place in the Properties as of January 1, 1998, assuming none of the tenants exercises renewal options or termination rights. The tables do not include month-to-month leases.

                  LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

                                      RENTABLE SQUARE        ANNUAL BASE RENTS      PERCENTAGE OF TOTAL ANNUAL
                                     FOOTAGE SUBJECT TO            UNDER              BASE RENT REPRESENTED
     YEAR OF LEASE EXPIRATION         EXPIRING LEASES         EXPIRING LEASES         BY EXPIRING LEASES(1)
     ------------------------        ------------------    ---------------------    --------------------------
                                                              (IN THOUSANDS)
   1998...........................        5,766,712              $ 59,241                      15.4%
   1999...........................        5,034,787                61,485                      16.0
   2000...........................        5,651,911                67,602                      17.5
   2001...........................        5,514,415                67,153                      17.4
   2002...........................        4,984,798                57,983                      15.0
   2003...........................        1,938,966                25,023                       6.5
   2004...........................        1,414,092                15,006                       3.9
   2005...........................          602,319                 4,450                       1.2
   2006...........................          587,776                10,703                       2.8
   2007...........................          465,546                 9,358                       2.4
   Thereafter.....................          416,398                 7,353                       1.9
                                         ----------              --------                     -----
   Total..........................       32,377,720              $385,357                     100.0%
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

                 LEASE EXPIRATIONS OF THE INDUSTRIAL PROPERTIES

                                      RENTABLE SQUARE                               PERCENTAGE OF TOTAL ANNUAL
                                     FOOTAGE SUBJECT TO      ANNUAL BASE RENTS        BASE RENTS REPRESENTED
     YEAR OF LEASE EXPIRATION         EXPIRING LEASES      UNDER EXPIRING LEASES      BY EXPIRING LEASES(1)
     ------------------------        ------------------    ---------------------    --------------------------
                                                              (IN THOUSANDS)
   1998...........................        3,409,434              $ 17,643                      17.2%
   1999...........................        2,416,168                13,732                      13.4
   2000...........................        3,238,943                19,288                      18.8
   2001...........................        2,984,122                17,716                      17.3
   2002...........................        2,625,955                12,447                      12.2
   2003...........................        1,044,181                 7,824                       7.6
   2004...........................        1,044,412                 8,127                       7.9
   2005...........................          480,394                 2,434                       2.4
   2006...........................           99,239                   874                       0.9
   2007...........................          105,839                 1,393                       1.4
   Thereafter.....................          161,588                   912                       0.9
                                         ----------              --------                     -----
   Total..........................       17,610,275              $102,390                     100.0%
                                         ==========              ========                     =====

---------------

(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

                   LEASE EXPIRATIONS OF THE OFFICE PROPERTIES

                                      RENTABLE SQUARE                               PERCENTAGE OF TOTAL ANNUAL
                                     FOOTAGE SUBJECT TO      ANNUAL BASE RENTS        BASE RENTS REPRESENTED
     YEAR OF LEASE EXPIRATION         EXPIRING LEASES      UNDER EXPIRING LEASES      BY EXPIRING LEASES(1)
     ------------------------        ------------------    ---------------------    --------------------------
                                                              (IN THOUSANDS)
   1998...........................        2,357,278              $ 41,598                      14.7%
   1999...........................        2,618,619                47,753                      16.9
   2000...........................        2,412,968                48,314                      17.1
   2001...........................        2,530,293                49,437                      17.4
   2002...........................        2,358,843                45,536                      16.1
   2003...........................          894,785                17,199                       6.1
   2004...........................          369,680                 6,879                       2.4
   2005...........................          121,925                 2,016                       0.7
   2006...........................          488,537                 9,829                       3.5
   2007...........................          359,707                 7,965                       2.8
   Thereafter.....................          254,810                 6,441                       2.3
                                         ----------              --------                     -----
   Total..........................       14,767,445              $282,967                     100.0%
                                         ==========              ========                     =====

---------------

(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

  1997 Acquisitions

     During 1997 the Company acquired office and industrial properties totaling
12.5 million square feet representing a total investment of $1.5 billion. Office acquisitions added 9.0 million square feet at a total investment of $1.3 billion while industrial acquisitions added 3.4 million square feet for a $0.2 billion total investment. As used herein, the terms "total investment" and "invested" represents the initial cost of acquisitions, plus projected costs of certain repositioning capital expenditures anticipated at the time of purchase.

     Certain properties in the WCB Portfolio that are located in states outside of California and the Pacific Northwest or that did not meet the Company's strategic objectives were acquired by Spieker Northwest, Inc., an affiliate of the Company.

     Refer to footnote 3 of the Financial Statements, "Acquisitions and Dispositions," for a detailed listing of the properties acquired.

  1997 Developments

     The following table sets forth certain information regarding property developments and re-developments completed by the Company during the year ended December 31, 1997. The Company considers a development or a re-development property completed once the property has been at least 95% leased.

               DEVELOPMENTS AND RE-DEVELOPMENTS COMPLETED IN 1997

                                                                        RENTABLE         TOTAL
                    PROPERTY NAME                         LOCATION     SQUARE FEET     INVESTMENT
                    -------------                         --------     -----------   --------------
                                                                                     (IN THOUSANDS)
INDUSTRIAL
Marine Drive Distribution Center II..................  Portland, OR       106,000       $ 3,353
Concord North Commerce Center........................  Concord, CA        193,590         9,074
Airport Way Commerce Center..........................  Portland, OR       205,000         7,522
Benicia Industrial II(1).............................  Benicia, CA        896,234        18,926
Ryan Ranch Industrial(14B)...........................  Monterey, CA        14,664         1,806
Woodinville III......................................  Seattle, WA        247,330        12,137
                                                                        ---------       -------
     Subtotal........................................                   1,662,818       $52,818
                                                                        =========       =======

OFFICE
Ridder Park..........................................  Milpitas, CA        83,841         8,515
Gateway Oaks III.....................................  Sacramento, CA      46,227         5,635
Bellefield Building "N"..............................  Bellevue, WA        46,070         6,137
Ryan Ranch Office III................................  Monterey, CA        24,343         3,001
Bellefield Maplewood Bldg............................  Bellevue, WA        34,461         5,202
The City -- 3800 Chapman(1)..........................  Orange, CA         157,231         9,768
                                                                        ---------       -------
     Subtotal........................................                     392,173       $38,258
                                                                        ---------       -------
          Total Completed Developments...............                   2,054,991       $91,076
                                                                        =========       =======

---------------

(1) Represents re-development of property acquired.

  Developments In Process

     The following table sets forth certain information regarding the Company's property developments in process as of December 31, 1997.

                            DEVELOPMENTS IN PROCESS

                                                          ACTUAL OR
                                                       ESTIMATED SHELL    RENTABLE         TOTAL
           PROPERTY NAME                 LOCATION      COMPLETION DATE   SQUARE FEET   INVESTMENT(1)
           -------------                 --------      ---------------   -----------   --------------
                                                                                       (IN THOUSANDS)
INDUSTRIAL
Riverside Industrial...............  Sacramento, CA    June 1997            174,624       $  7,133
Bay Center Business Park -- Ph.
  III..............................  Hayward, CA       August 1997          116,941          6,563
Sorrento Vista.....................  San Diego, CA     June 1997            228,130         10,215
Marine Drive Distribution Ctr.
  III..............................  Portland, OR      July 1997            258,500          8,605
Dixon Landing North Phase 2........  Milpitas, CA      October 1997          85,290          7,408
Dixon Landing North Phase 1........  Milpitas, CA      October 1997         116,890         10,956
Seaport Distribution Center........  Sacramento, CA    August 1997          199,553          6,510
158th Commerce Park................  Portland, OR      March 1998           381,750         16,589
Kirkland 118 Corp. Center..........  Kirkland, WA      March 1998            80,000          5,964
                                                                          ---------       --------
     Subtotal......................                                       1,641,678       $ 79,943
                                                                          ---------       --------

OFFICE
4949 Meadows Building..............  Lake Oswego, OR   November 1997        125,000       $ 17,648
Gateway Office III.................  San Jose, CA      May 1998             121,500         21,628
Eastgate Technology Park (Ph I)....  San Diego, CA     April 1998           225,000         22,820
Treat Towers.......................  Walnut Creek, CA  December 1998        375,000         63,569
Arboretum Courtyard................  Santa Monica, CA  December 1998        131,000         32,241
Gateway Oaks IV....................  Sacramento, CA    August 1998           82,000         11,854
Ryan Ranch Oaks....................  Monterey, CA      June 1998             34,895          4,937
4800 Meadows.......................  Portland, OR      November 1998         74,500         12,812
Carlsbad Ranch.....................  Carlsbad, CA      March 1999           122,000         17,200
                                                                          ---------       --------
     Subtotal......................                                       1,290,895       $204,709
                                                                          ---------       --------
          Total Developments in
            Process................                                       2,932,573       $284,652
                                                                          =========       ========

---------------
(1) Represents projected total cost of development.

  Acquisitions Completed Subsequent to Year-End

     The following table sets forth certain information regarding the properties acquired by the Company between January 1, 1998, and March 13, 1998.

              PROPERTIES ACQUIRED IN 1998 (THROUGH MARCH 13, 1998)

                                                                            TOTAL
                                                               MONTH      RENTABLE         TOTAL
             PROPERTY NAME                     LOCATION       ACQUIRED   SQUARE FEET   INVESTMENT(1)
             -------------                     --------       --------   -----------   --------------
                                                                                       (IN THOUSANDS)
INDUSTRIAL PROPERTIES
Hayward Business Park...................  Hayward, CA         March         630,976        $ 33.3
RREEF/West Sacramento...................  Sacramento, CA      March         579,545          25.0
                                                                          ---------        ------
     Subtotal...........................                                  1,210,521        $ 58.3
                                                                          =========        ======
OFFICE PROPERTIES
Concourse(2)............................  San Jose, CA        January       541,000        $137.5
Koll Bellefield.........................  Bellevue, WA        January        60,000           9.9
The City Office Portfolio(3)............  Orange, CA          January       752,308         103.5
Marina Business Center(4)...............  Marina Del Rey, CA  February      261,966          32.0
Santa Monica Business Park(4)...........  Santa Monica, CA    February      958,641         155.1
Skyport Plaza(2)........................  San Jose, CA        February      359,600          34.3
Brea Park Center........................  Brea, CA            March          20,269           2.5
                                                                          ---------        ------
     Subtotal...........................                                  2,953,784        $474.8
                                                                          =========        ======
          Total.........................                                  4,164,305        $533.1
                                                                          =========        ======

---------------
(1) Represents initial purchase price plus estimated repositioning costs.

(2) Does not include additional costs of land parcels acquired for future development.

(3) Includes a 324,666 square foot property to be redeveloped at a total investment of $35.6 million.

(4) Incremental closings of properties previously identified as the TDC
    Portfolio.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which either the Company or the Properties is a party, or to which any of the assets of the Company or the Properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of the Company's Common Stock are traded on the New York Stock Exchange under the symbol SPK.

  Market Information

     The Company's Common Stock has been traded on the New York Stock Exchange since November 18, 1993. The high, low, and closing price per share of Common Stock for the four quarters of fiscal 1996 and the four quarters of fiscal 1997 are as follows:

                                                                                   COMMON STOCK
                                                   HIGH      LOW      CLOSE     DIVIDENDS DECLARED
                                                  ------    ------    ------    ------------------
1996
First quarter.................................    $27.00    $24.63    $25.38          $ .43
Second quarter................................    $27.88    $23.88    $27.25          $ .43
Third quarter.................................    $30.38    $27.13    $29.38          $ .43
Fourth quarter................................    $36.00    $29.00    $36.00          $ .43
1997
First quarter.................................    $40.38    $33.50    $39.00          $ .47
Second quarter................................    $38.00    $33.25    $35.19          $ .47
Third quarter.................................    $40.56    $35.19    $40.56          $ .47
Fourth quarter................................    $42.88    $38.63    $42.88          $ .57

     On March 13, 1998, the closing price of the Common Stock on the NYSE was $39.88 per share.

     There is no established public trading market for the Company's Class B and Class C Common Stock.

  Holders

     The approximate number of holders of record of the shares of the Company's Common Stock was 406 as of March 13, 1998. As of such date, there was one record holder of the Company's Class B Common Stock and one record holder of the Company's Class C Common Stock. The Company is not aware of the number of beneficial owners of the Class B and Class C Common Stock.

  Dividends and Distributions

     On March 11, 1998, the Company announced that the dividend payable to holders of Common Stock for the first quarter of 1998 would be $.57 per share. The dividends declared on shares of Class B and Class C Common Stock and Series A Preferred Stock were $.6975, $.5825 and $.6951, respectively.

     For the first three quarters of 1997, the Company declared quarterly dividends to holders of Common Stock of $.47 per share. On December 10, 1997, the Company declared a $.57 per share dividend for the fourth quarter of 1997. This represented a 21.3% increase over the quarterly dividend declared for each of the first three quarters of 1997 and brought the total dividends declared for 1997 to $1.98 per share of Common Stock. For each of the four quarters of 1996 the Company declared dividends to holders of Common Stock of $.43 per share. In addition to the dividends declared to holders of Common Stock, the Company also declared dividends to holders of its Class B and Class C Common Stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock. The Company declared dividends to holders of Series A Preferred Stock of $0.5732 per share for the first, second and third quarters of 1997, $0.6951 for the fourth quarter of 1997, and $0.5244 per share for each of the four quarters of 1996. For each of the four quarters of 1997, and 1996, the Company declared dividends to the holders of Series B Preferred Stock of $0.59 per share. The Company declared dividends to holders of Series C Preferred Stock of $0.4922 for the fourth quarter of 1997. For the first three quarters of 1997 the Company declared quarterly dividends to holders of Class B Common Stock of

$0.5975 per share and for the fourth quarter of 1997 the Company declared quarterly dividends of $.6975 per share. For the four quarters of 1996, the Company declared quarterly dividends of $.5575 per share to holders of Class B Common Stock. For the first, second and third quarters of 1997, the company declared quarterly dividends to holders of Class C Common Stock of $0.4825 per share and for the fourth quarter of 1997, the Company declared dividends of $0.5825 per share. For the four quarters of 1996 the Company declared quarterly dividends of $0.4425 per share to holders of Class C Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for:

     - Spieker Properties, Inc. consolidated operating data presented for the years ended December 31, 1997, December 31, 1996, December 31, 1995 and December 31, 1994, and for the period from November 19, 1993, to December 31, 1993. The consolidated balance sheet data presented as of December 31, 1997, 1996, 1995, 1994, and 1993.

     - Spieker Partner Properties combined operating data presented for the period from January 1, 1993, to November 18, 1993.

     This selected financial data should be read in conjunction with financial statements (including the notes thereto) of the Company included in Item 14.

                         SUMMARY FINANCIAL INFORMATION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                COMPANY                                        PREDECESSOR
                            -------------------------------------------------------------------------------   -------------
                                YEAR            YEAR            YEAR            YEAR         NOV. 19, 1993    JAN. 1, 1993
                                ENDED           ENDED           ENDED           ENDED             TO               TO
                            DEC. 31, 1997   DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994    DEC. 31, 1993    NOV. 18, 1993
                            -------------   -------------   -------------   -------------   ---------------   -------------
OPERATING DATA:
Revenues..................    $331,313        $200,699        $153,391        $121,037         $ 12,696         $ 78,157
  Income (loss) from
    operations before
    disposition of
    property, minority
    interests and
    extraordinary items...     110,134          65,764          30,335          13,363            1,699          (15,574)
Income (loss) before
  extraordinary items.....     115,004          64,190          24,666          10,541            1,316          (13,363)
  Net income (loss).......     115,004          64,190          (8,837)         10,541             (980)         (13,363)
Net income (loss)
  available to Common
  Stockholders............      99,890          52,051         (11,471)          9,303             (980)             N/A
Net income per share of
  Common Stock before
  extraordinary
  items(1)................        2.04            1.50             .84             .46              .06              N/A
Net income (loss) per
  share of Common
  Stock(1)................        2.04            1.50            (.44)            .46             (.05)             N/A
Dividends and
  distributions per share:
    Series A Preferred
      Stock...............        2.41            2.10            2.05            1.24              N/A              N/A
    Series B Preferred
      Stock...............        2.36            2.36             .14             N/A              N/A              N/A
    Series C Preferred
      Stock...............         .44             N/A             N/A             N/A              N/A              N/A
    Common Stock(1).......        2.09            1.77            1.74            1.60              .19              N/A

                                                                        COMPANY
                                     -----------------------------------------------------------------------------
                                         AS OF           AS OF           AS OF           AS OF           AS OF
                                     DEC. 31, 1997   DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993
                                     -------------   -------------   -------------   -------------   -------------
BALANCE SHEET DATA:
Investment in real estate (before
  accumulated depreciation)........   $3,252,572      $1,447,173      $1,098,871      $  870,613      $  722,928
Net investment in real estate......    3,083,521       1,319,472         974,259         770,827         638,533
Total assets.......................    3,242,934       1,390,314       1,011,497         809,938         691,909
Mortgage loans, net(2).............       96,502          45,997         112,702         514,098         403,676
Unsecured debt.....................    1,335,000         674,000         377,700              --             900
Total debt.........................    1,431,502         719,997         490,402         514,098         404,576
Stockholders' equity (deficit).....    1,493,828         563,928         419,847         206,304         205,061

                                                                COMPANY                                        PREDECESSOR
                             ------------------------------------------------------------------------------   -------------
                                 YEAR            YEAR            YEAR            YEAR        NOV. 19, 1993    JAN. 1, 1993
                                 ENDED           ENDED           ENDED           ENDED             TO              TO
                             DEC. 31, 1997   DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993    NOV. 18, 1993
                             -------------   -------------   -------------   -------------   --------------   -------------
OTHER DATA:
Funds from Operations(3)...   $  147,912       $ 93,293        $ 61,428        $ 41,935         $  5,622        $  7,426
Cash flow provided by (used
  in):
  Operating activities.....      191,450        112,581          76,471          47,750            5,935           3,806
  Investing activities.....   (1,697,885)      (387,567)       (200,515)       (161,332)        (169,050)        (16,972)
  Financing activities.....    1,499,727        296,749         121,954          97,378          175,611          24,637
Total rentable square
  footage of properties at
  end of period............       34,543         21,430          16,282          13,933           11,073          10,317
Occupancy rate at end of
  period...................        94.5%          96.6%           96.9%           97.6%            92.1%             N/A

---------------

(1) Per share amounts are presented for the period for the years ended December 31, 1997, 1996, 1995 and 1994 based upon weighted average shares outstanding of 48,968,905, 34,691,140, 26,140,488 and 20,417,513, respectively, and for the period from November 19, 1993, to December 31, 1993, based upon weighted average shares outstanding of 20,400,000. Dividends and distributions per share include dividends on the Class B and Class C Common Stock. The actual Class B Common Stock dividends declared in 1997, 1996 and 1995 were $2.49, $2.23 and $1.64 per share, and the actual Class C Common Stock dividends declared in 1997, 1996 and 1995 were $2.03, $1.77 and $0 per share.

(2) Net of discount of approximately $31.6 million and $38.3 million as of December 31, 1994, and 1993, respectively.

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

RESULTS OF OPERATIONS

     OVERVIEW

     In 1997, the Company continued to identify and complete strategic acquisition and development transactions and to focus on increasing the cash flow from its existing core portfolio of properties by maintaining high occupancy levels and increasing effective rents. The Company also continued to strengthen its balance sheet and to establish a capital structure that allows the Company to continue to take advantage of growth opportunities.

     During 1997, the Company added 12.5 million square feet to its portfolio by completing acquisitions representing a total investment of approximately $1.5 billion (the "1997 Acquisitions"). As used herein, the terms "total investment" and "invested" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning capital expenditures anticipated at the time of purchase. The Company increased its core west coast market penetration during 1997 with the purchase of the WCB Portfolio, the largest portfolio purchase completed by the Company to date. The portfolio added 1.4 million square feet in Oregon for a total investment of $170.6 million, 1.3 million square feet in Northern California for a total investment of $162.9 million and
0.7 million square feet in Southern California for a total investment of $89.5 million. The Company continued to increase its presence in Southern California, by adding another 3.0 million square feet for a total investment of $395.4 million. Additional acquisitions, for a total investment of $638.7 million increased the Company's regional focus significantly by adding 1.7 million square feet in the East Bay-San Francisco, 1.5 million square feet in Oregon and over 1.0 million square feet in each of the South Bay-San Francisco and Seattle geographical regions.

     While the Company was able to complete a significant number of acquisition transactions during 1997, the overall market for property acquisitions has become more challenging. In all of the markets in which the Company operates, the Company is experiencing an increased level of competition for acquisitions, including competition from a number of REITs, pension funds and other capital sources. The Company believes that as the fundamentals of these markets have strengthened and the number of qualified buyers has increased, the average initial return achievable on new acquisitions has decreased and the acquisition cost of new properties has begun to approach replacement cost levels.

     The Company has continued to increase its level of development activity. In 1997, 12 projects, including 2 redevelopment projects, totaling 2.1 million square feet were completed at a total investment of $91.1 million. In addition, as of December 31, 1997, the Company had developments in process in each of its operating regions representing an estimated total investment of $284.7 million and a total of 2.9 million square feet of office and industrial space. The developments completed during 1997 and the developments in process at December 31, 1997, are collectively referred to as the "Developments." Certain of the developments in process, though not yet completed, were partially leased and occupied during 1997 and, accordingly, certain revenue and expense amounts for such developments are included in the Company's operating results for the year ended December 31, 1997.

     The Company was also able to increase rents in its Core Portfolio. The "Core Portfolio" is defined as properties owned at January 1, 1996, and still owned at December 31, 1997. On the 6.2 million square feet of second-generation space renewed or re-leased in the Core Portfolio during the year, new effective rents were, on average, 23.0% higher than the expiring coupon rent. (See Table under "Tenant Improvements and Leasing Commissions").

     The Company continued to strengthen its balance sheet by accessing both the public and private equity markets and the public debt market. The Company raised more than $969 million in equity capital in 1997 by completing two public offerings of Common Stock, a combined public and direct placement of Series C Cumulative Redeemable Preferred Stock and a placement of Common Stock in a Registered Unit Investment Trust. In addition, over the course of the year, the Company issued $500 million of investment grade rated unsecured notes with maturities ranging from ten to thirty years.

     During 1997 the Company disposed of nine retail properties for a total sales price of $110.4 million and recognized a book gain of approximately $18.5 million. In addition to the retail properties, the Company also disposed of four other properties, for a total sales price of $15.4 million, which were not consistent with the Company's long-term growth strategy due to location, asset quality, tenant mix or certain other characteristics. The Company disposed of two office properties, one industrial property and one parking garage, and recognized an aggregate book gain of approximately $1.8 million.

     COMPARISON OF 1997 TO 1996

     The following comparison is of the Company's consolidated operations for the year ended December 31, 1997, as compared to the year ended December 31, 1996.

     Rental revenues for the year ended December 31, 1997 increased by $125.1 million or 63.7% to $321.6 million, as compared with $196.5 million for the year ended December 31, 1996. Of this increase, $91.9 million was generated by the 1997 Acquisitions. The 1997 Acquisitions were acquired on various dates throughout 1997 and, as such, a full year's revenue and expense were not recognized during the year. $29.5 million of the rental revenue increase was generated by properties acquired during 1996 (the "1996 Acquisitions"), for which the Company recognized a full year's results in 1997 as compared to a partial year's results in the year of acquisition. $8.7 million is attributable to the Core Portfolio and $8.3 million of the rental revenue increase in 1997 was generated by the Developments. The increases in rental revenue are partially offset by a decrease of $13.3 million attributable to the disposition of properties which were owned by the Company during the year ended December 31, 1996 (the "Property Dispositions").

     Interest and other income increased by $5.5 million or 131.0% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of Spieker Properties, Inc., in relation to SNI's acquisition of non-core assets in the WCB Portfolio and higher average cash balances of $56.4 million for the year ended December 31, 1997, as compared to $13.4 million 1996.

     Rental expenses increased by $32.0 million or 92.2% for the year ended December 31, 1997, as compared with the same period in 1996. Real estate taxes increased by $9.1 million or 58.7% in 1997, as compared to $15.5 million in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. Of the total $41.1 million increase in property operating expenses, $30.3 million is attributable to the 1997 Acquisitions, $9.8 million is attributable to the 1996 Acquisitions, $1.9 million is attributable to the Developments, and $1.4 million is attributable to the Core Portfolio offset by a $2.3 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 28.4% and 25.5% of rental revenues for the years ended December 31, 1997, and December 31, 1996, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the year ended December 31,

1997, 60.1% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 44.9% during 1996.

     In relation to the Company's decision to divest itself of its retail properties, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses (referred to as "net property operating income") increased by $95.0 million or 75.9% to $220.2 million, as compared to $125.2 million for the year ended December 31, 1996. Of this increase, $61.6 million and $19.7 million relates to the 1997 and 1996 Acquisitions, $7.3 million is attributable to the Core Portfolio, and $6.4 million is attributable to the Developments.

     Interest expense increased by $25.1 million or 67.5% to $62.3 million for the year ended December 31, 1997, from $37.2 million for 1996. The increase in interest expense is due to increases in the total average outstanding debt balances. The average outstanding debt for the year ended December 31, 1997, and 1996 was $936.0 million and $554.0 million, respectively. The increase in the average outstanding debt balance is consistent with the increase in the size of the Company's portfolio of properties.

     Depreciation and amortization expenses increased by $15.4 million or 41.2% for the year ended December 31, 1997, as compared with 1996, due to the 1997 and 1996 Acquisitions and the completed Developments.

     General and administrative expenses and other expenses increased by $4.7 million for the year ended December 31, 1997 as compared with 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.6% of rental revenues for 1997, as compared with 5.1% for 1996.

     During 1997, the Company disposed of nine retail properties resulting in a gain on disposition of $18.5 million. In addition, the Company disposed of two office properties, one industrial property and one parking lot resulting in a gain of $1.8 million. This brings the total gain on disposition of property for 1997 to $20.3 million.

     Net income before minority interests and disposition of property increased by $44.3 million or 67.3% to $110.1 million for the year ended December 31, 1997, from $65.8 million for 1996. The increase in net income is principally due to the 1997 and 1996 Acquisitions.

     COMPARISON OF 1996 TO 1995

     The following compares the Company's results for the year ended December 31, 1996, with its results for the year ended December 31, 1995.

     For the year ended December 31, 1996, rental revenues increased by $45.1 million, or 29.8%, to $196.5 million, as compared to $151.4 million for the year ended December 31, 1995. The increase was attributable to revenues in the amount of $18.9 million from the 1996 Acquisitions, $16.1 million from properties acquired during 1995 (the "1995 Acquisitions"), $7.9 million from the Developments, and $2.2 million from the 1995 Core Portfolio. As used herein, the term "1995 Core Portfolio" refers to those stabilized properties owned by the Company as of January 1, 1995.

     Interest and other income increased by $2.2 million, or 110.0%, to $4.2 million for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The net increase in interest and other income was primarily due to $1.8 million in interest income earned on the Company's investment in two mortgages, which were acquired in January 1996.

     Rental expenses increased by $10.1 million, or 41.1%, to $34.7 million for the year ended December 31, 1996, as compared to $24.6 million for 1995. Real estate taxes increased by $3.6 million, or 30.3%, to $15.5 million in 1996, as compared to $11.9 million in 1995. The total increase in property operating expenses (rental expenses and real estate taxes) is due to a $5.9 million increase attributable to the 1996 Acquisitions, a $5.3 million increase attributable to the 1995 Acquisitions, a $2.0 million increase attributable to the Developments, and a $0.5 million increase attributable to the 1995 Core Portfolio. On a percentage basis, property operating expenses were 25.5% and 24.1% of rental revenues for the years ended December 31, 1996 and 1995, respectively. The higher percentage of property operating expenses is attributable to an increasing percentage of office properties in the Company's portfolio, and to the Company's acquisition of properties with occupancy levels less than the expected stabilized occupancy, resulting in the Company recognizing the full expense burden of a property before recognizing the full revenue potential of the property, which doesn't occur until the acquired vacant space is leased.

     The net property operating income (rental revenues less rental expenses and real estate taxes) in the Core Portfolio increased by $1.7 million or approximately 1.6% from the year ended December 31, 1995, to the year ended December 31, 1996. The increase is principally the result of increasing effective rents on leases signed for the renewal or releasing of second-generation space and contractual rent increases included in leases signed in prior years. For both the year ended December 31, 1995, and the year ended December 31, 1996, the occupancy in the 1995 Core Portfolio was stable at approximately 97%.

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

     In 1996, net income before minority interests and disposal of real estate properties increased by $35.5 million, or 117.2%, to $65.8 million as compared to $30.3 million in 1995. The increase in net income is principally due to (i) the increase in income from the 1995 and 1996 Acquisitions, the Developments and the increased property operating income generated by the 1995 Core Portfolio as a result of increased rental rates realized on the renewal and re-leasing of second-generation space and (ii) the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1997, cash provided by operating activities increased by $78.9 million, or 70.1%, to $191.5 million, as compared to $112.6 million for 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and is partially offset by an increase in interest expense. Cash used for investing activities increased by $1,310.3 million, or 338.1%, to $1,697.9 million for 1997, as compared to $387.6 million for 1996. The increase is attributable to the Company's ongoing acquisition and development of office and industrial properties offset by proceeds from dispositions. Cash provided by financing activities increased by $1,203.0 million, or 405.5%, to $1,499.7 million for 1997, as compared to $296.7 million for 1996. During 1997, cash provided by financing activities consisted primarily of $968.6 million in net proceeds from the sale of Common Stock and Series C Preferred Stock, $500.0 million in proceeds from the issuance of unsecured notes (see below), $200.0 million of proceeds from a separate short-term bank facility, net payments of $39.0 million on the Facility (as defined below) and net payments of $13.4 million on mortgage loans. Additionally, payments of distributions increased by $26.3 million to $107.9 million for 1997, as compared with $81.6 million for 1996. The distribution payment increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate of $.47 per share for the first three quarters of 1997 from $.43 per share in 1996. Additionally, in the fourth quarter of 1997 the Company declared a $.57 per share dividend which represents a 32.6% increase per share over dividends paid in 1996 and a 21.3% increase over the amount paid during each of the first three quarters of 1997.

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

     At December 31, 1997, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

     In 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including 637,500 shares sold pursuant to the underwriters' exercise of their over-allotment option) through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds of $151.3 million were used primarily to repay floating rate debt.

     In January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option in February 1997) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

     In September 1997, the Company and the Operating Partnership filed a shelf registration (the "September 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in October 1997.

     On October 10, 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.875% of the liquidation preference of $150.0 million. Net proceeds of $146.0 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

     In November 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option) through an underwritten public offering at $38.875 per share. The net proceeds of $425.0 million were used to repay indebtedness and to purchase properties which were under contract at the time of the offering.

     In December 1997, the Company placed 573,134 shares of Common Stock in a Registered Unit Investment Trust at $41.875 per share together with other publicly traded REIT's. The net proceeds of $22.8 million were used to pay down borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

     In 1996 the Company issued $375.0 million of investment grade rated unsecured notes in five tranches as follows: $100.0 million of 6.9% notes due January 15, 2004, priced to yield 6.97%; $100.0 million of 8.0% medium-term notes due July 19, 2005; $50.0 million of 7.58% medium-term notes due December 17, 2001; $100.0 million of 7.125% notes due December 1, 2006 priced to yield 7.14%; and $25.0 million of 7.875% notes due December 1, 2016, priced to yield 7.91%. The net proceeds of $372.0 million from these issuances were used to pay down borrowings on the line of credit and to fund ongoing acquisition and development of properties.

     In 1997 the Company issued $500.0 million of investment grade rated debt. On July 14, 1997, the Company issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. On September 29, 1997, the Company issued $150.0 million of investment grade rated unsecured debentures. The debentures carry an interest rate of 7.5%, were priced to yield 7.57% and mature on October 1, 2027. On December 8, 1997, the Company issued $200.0 million of 7.35% notes, priced to yield 7.37%, and mature on December 1, 2017. Net proceeds from the July 1997, September 1997 and December 1997 unsecured debt securities of $489.0 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

     As of December 31, 1997, the Company had in total $1.1 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. Average maturity for all unsecured debt extended from 7.0 years at December 31, 1996, to 10.9 years at December 31, 1997.

     The Company has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Company to request bids from the Lenders for advances up to $150.0 million. At December 31, 1997, the Company had $0 million outstanding under the Facility. In addition, the Company had $200.0 million outstanding under a separate short-term bank facility at December 31, 1997. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1998 with an option to extend for one more year.

     In addition to the unsecured debt securities and the Facility, the Company has $96.5 million of secured indebtedness (the "Mortgages") at December 31, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1998 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.7 million of assessment bonds outstanding as of December 31, 1997.

     Subsequent to year end in January and February 1998 the Company issued $276.5 million of investment grade rated unsecured notes in three tranches as follows: $150.0 million of 6.75% notes due January 15, 2008, priced to yield 6.79%; $125.0 million of 6.875% notes due February 1, 2005; and $1.5 million of 7.0% notes due February 2, 2007. Additionally, in February 1998, the Company placed 710,832 shares of Common Stock at a price of $42.25 in a Registered Unit Investment Trust along with other publicly traded REIT's. The net proceeds of $274.3 million for the notes and $28.5 million for the Common Shares were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

     After completion of the equity and debt offerings, the Company has the capacity pursuant to the September 1997 Registration Statement to issue up to approximately $342.0 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement to issue up to $338.5 million in debt securities.

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

     Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, the Company calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company eliminates the effect of straight-lined rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per share is calculated based on weighted average share equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock and including the dilutive effect of stock options.

     The tables below set forth the Company's calculation of Funds from Operations for 1997 and 1996.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                                                 YEAR ENDED
                                            MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                              1997        1997         1997            1997           1997
                                            ---------   --------   -------------   ------------   ------------
Income from operations before disposition
  of property and minority interests:...     $23,812    $26,111       $27,051        $33,160        $110,134
  Adjustments:
     Depreciation and amortization......      10,478     12,276        13,282         16,136          52,172
     Dividends on Series B Preferred
       Stock............................      (2,510)    (2,510)       (2,510)        (2,510)        (10,041)
     Dividends on Series C Preferred
       Stock............................          --         --            --         (2,658)         (2,658)
     Distributions on Preferred
       Operating Partnership Units......          --         --            --           (402)           (402)
     Other, net.........................         187        187           186            186             747
     Straight-lined rent................           3       (579)         (624)          (840)         (2,040)
                                             -------    -------       -------        -------        --------
Funds from Operations...................     $31,970    $35,485       $37,385        $43,072        $147,912
                                             =======    =======       =======        =======        ========
Weighted average diluted share
  equivalents outstanding...............      52,558     56,353        56,459         64,099          57,396
                                             =======    =======       =======        =======        ========

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                                                 YEAR ENDED
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                            1996        1996         1996            1996           1996
                                          ---------   --------   -------------   ------------   ------------
Income from operations before
    disposition of property and
    minority interests:.................   $14,829    $17,131       $16,096        $17,557        $ 65,764
  Adjustments:
     Depreciation and amortization......     8,475      8,723         9,938          9,904          37,040
     Dividends on Series B Preferred
       Stock............................    (2,510)    (2,510)       (2,510)        (2,510)        (10,041)
     Dividends on Series C Preferred
       Stock............................        --         --            --             --              --
     Distributions on Preferred
       Operating Partnership Units......        --         --            --             --              --
     Other, net.........................       115        120           116            103             303
     Straight-lined rent................       (70)       125           252            (80)            227
                                           -------    -------       -------        -------        --------
Funds from Operations...................   $20,839    $23,589       $23,892        $24,974        $ 93,293
                                           =======    =======       =======        =======        ========
Weighted average diluted share
   equivalents outstanding..............    39,105     43,438        43,498         43,777          42,460
                                           =======    =======       =======        =======        ========

     The sum of quarterly FFO data in 1997 varies from the annual data due to rounding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)   1.   FINANCIAL STATEMENTS AND REPORTS OF ARTHUR ANDERSEN LLP,
               INDEPENDENT AUDITORS
               Reports of Independent Public Accountants
               Financial Statements:
               Balance Sheets:
               Spieker Properties, Inc. Consolidated as of December 31,
               1997 and 1996
               Statements of Operations:
               Spieker Properties, Inc. Consolidated for the Years Ended
               December 31, 1997, December 31,   1996, and December 31,
               1995
               Statements of Stockholders' Equity:
               Spieker Properties, Inc. Consolidated for the Years Ended
               December 31, 1997, December 31,   1996, and December 31,
               1995
               Statements of Cash Flows:
               Spieker Properties, Inc. Consolidated for the Years Ended
               December 31, 1997, December 31,   1996, and December 31,
               1995
               Notes to Financial Statements
          2.   FINANCIAL STATEMENT SCHEDULES:
               Schedule III -- Real Estate and Accumulated Depreciation as
               of December 31, 1997
               All other schedules are omitted because they are not
               required or the required information is shown in the
               financial statements or notes thereto.
    (b)        REPORTS ON FORM 8-K
               During the quarter ended December 31, 1997, the Company
               filed the following reports on Form 8-K and Form 8-K/A:
               (i)  Form 8-K/A dated October 10, 1997, which includes the statements of revenues and certain expenses of the WCB
                    Portfolio
               (ii) Form 8-K dated November 28, 1997, which includes the
               statements of revenues and certain expenses of the San Jose
                    Concourse and The City Office Portfolio
    (c)        EXHIBITS
               The exhibits cited in the following Index to Exhibits are
               filed herewith or are incorporated by reference to exhibits previously filed.

     EXHIBITS (ENCLOSED ATTACHMENTS ARE SEQUENTIALLY NUMBERED)

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
     3.1     Articles of Incorporation of Spieker Properties, Inc. (1)
     3.1A    Articles of Amendment of Spieker Properties, Inc.
             (incorporated by reference to Exhibit 3.1A to Spieker
             Properties, Inc.'s Report on Form 10-K for the year ended
             December 31, 1996)
     3.2     Bylaws of Spieker Properties, Inc.(1)
     3.3     Articles Supplementary of Spieker Properties, Inc. for
             Series A Preferred Stock (incorporated by reference to
             Exhibit 4.2 to Spieker Properties, Inc.'s Report on Form
             10-Q for the quarter ended March 31, 1994)
     3.4     Articles Supplementary of Spieker Properties, Inc. for Class
             B Common Stock (incorporated by reference to Exhibit 4.2 to
             Spieker Properties, Inc.'s Report on Form 10-Q for the
             quarter ended March 31, 1995)
     3.5     Articles Supplementary of Spieker Properties, Inc. for the
             Series B Preferred Stock(2)
     3.6     Articles Supplementary of Spieker Properties, Inc. for the
             Class C Common Stock(2)
     3.7     Articles Supplementary of Spieker Properties, Inc. for the
             Series C Preferred Stock (incorporated by reference to
             Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form
             10-Q for the quarter ended September 30, 1997).
     4.1     Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation
             S-K(1)
     4.2     Intentionally omitted
     4.3     Series A Preferred Stock Purchase Agreement, (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s
             Form 10-Q Report for the quarter ended March 31, 1994)
     4.4     Investor Rights Agreement relating to A Series Preferred
             Stock (incorporated by reference to Exhibit 4.3 to Spieker
             Properties, Inc.'s Form 10-Q Report for the quarter ended
             March 31, 1994)
     4.5     Indenture dated as December 6, 1995, among Spieker
             Properties, L.P., Spieker Properties, Inc. and State Bank
             and Trust, as Trustee(2)
     4.6     First Supplemental Indenture relating to the 2000 Notes, the
             2000 Note and Guarantee(2)
     4.7     Second Supplemental Indenture relating to the 2001 Notes,
             2001 Note and Guarantee(2)
     4.8     Third Supplemental Indenture relating to the 2002 Notes, the
             2002 Note and Guarantee(2)
     4.9     Fourth Supplemental Indenture relating to the 2004 Notes and the 2004 Note(2)
     4.10    Class B Common Stock Purchase Agreement (incorporated by
             reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form
             10-Q Report for the quarter ended March 31, 1994)
     4.11    Investor's Rights Agreement relating to Class B Common
             Stocks (incorporated by reference to Exhibit 4.3 to Spieker
             Properties, Inc.'s Form 10-Q Report for the quarter ended
             March 31, 1994)
     4.12    Class C Common Stock Purchase Agreement(2)
     4.13    Investor's Rights Agreement relating to Class C Common
             Stock(2)
     4.14    Fifth Supplemental Indenture relating to the Medium Term
             Note Program and Forms of Medium Term Notes (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1996)

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
     4.15    Sixth Supplemental Indenture relating to the 7 1/8% Notes
             Due 2006 (incorporated by reference to Exhibit 4.1 of
             Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19, 1996)
     4.16    Seventh Supplemental Indenture relating to the 7 7/8% Notes
             Due 2016 (incorporated by reference to Exhibit 4.2 of
             Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19, 1996)
     4.17    Eighth Supplemental Indenture relating to the 7.125% Notes
             Due 2009 (incorporated by reference to Exhibit 4.9 of
             Spieker Properties, Inc's Registration statement on Form S-3
             (File No. 333-35997))
     4.18    Ninth Supplemental Indenture relating to the 7.50%
             Debentures Due 2027 (incorporated by reference to Exhibit
             4.1 Spieker Properties, Inc.'s Report on Form 10-Q for the
             quarter ended September 30, 1997)
     4.19    Tenth Supplemental Indenture relating to the 7.35%
             Debentures Due 2017 (incorporated by reference to Exhibit
             4.1 Spieker Properties, Inc.'s Current Report on Form 8-K
             dated January 30, 1998)
     4.20    Eleventh Supplemental Indenture relating to the 6.75% Notes
             Due 2008 (incorporated by reference to Exhibit 4.2 Spieker
             Properties, Inc.'s Current Report on Form 8-K dated January
             30, 1998)
     4.21    Twelfth Supplemental Indenture relating to the 6.875% Notes
             Due 2006 (incorporated by reference to Exhibit 4.3 Spieker
             Properties, Inc.'s Current Report on Form 8-K dated January
             30, 1998)
     4.22    Thirteenth Supplemental Indenture relating to the 7% Notes
             Due 2007 (incorporated by reference to Exhibit 4.1 Spieker
             Properties, Inc.'s Current Report on Form 8-K dated January
             30, 1998)
    10.1     Second Amended and Restated Agreement of Limited Partnership
             of Spieker Properties, L.P.
    10.2     First Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Spieker Properties, L.P.
    10.3     Credit Agreement among Spieker Properties, L.P., as
             borrower, Wells Fargo Bank, as Agent, Morgan Guaranty Trust
             Company of New York, as Documentation Agent, and the lenders named therein, dated as of August 8, 1997, and Loan Notes
             pursuant to such Credit Agreement (incorporated by
             reference to Exhibit 10.16 to Spieker Properties, Inc.'s
             Current Report on Form 8-K dated September 22, 1997))
    10.4*    Form of Employment Agreement between the Company and each of
             Warren E. Spieker, Jr., John K. French, Bruce E. Hosford,
             and Dennis E. Singleton(1)
    10.5*    Form of Spieker Merit Plan(1)
    10.6*    Amended and Restated Spieker Properties, Inc. 1993 Stock
             Incentive Plan (incorporated by reference to Exhibit 4.3 to
             Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1996)
    10.7     Form of Indemnification Agreement between Spieker
             Properties, Inc. and its directors and officers
             (incorporated by reference to Exhibit 10.21 to Spieker
             Properties, Inc.'s Registration Statement on Form S-11 (File
             No. 33-67906))
    10.8     Form of Land Holding Agreement among Spieker Properties,
             Inc., Spieker Northwest, Inc., Spieker Properties, L.P. and
             owner of the applicable Land Holding (incorporated by
             reference to Exhibit 10.22 to Spieker Properties, Inc.'s
             Registration Statement on Form S-11 (File No. 33-67906))

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
    10.9*    Form of Employee Stock Incentive Pool (incorporated by
             reference to Exhibit 10.35 to Spieker Properties, Inc.'s
             Registration Statement on Form S-11 (File No. 33-67906))
    10.10    Form of Excluded Property Agreement between the Operating
             Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s
             Registration Statement on Form S-11 (File No. 33-67906))
    10.11*   Amended and Restated Spieker Properties, Inc. 1993
             Directors' Stock Option Plan (incorporated by reference to
             Exhibit 4.2 to Spieker Properties, Inc.'s Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1996)
    12.1     Schedule of Computation of Ratio of Earnings to Combined
             Fixed Charges and Preferred Dividends
    21.1     List of Subsidiaries of Spieker Properties, Inc.
    23.1     Consent of Independent Public Accountants

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Spieker Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of Spieker Properties, Inc. (a Maryland corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, Inc. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 27, 1998

                            SPIEKER PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 1997          1996
                                                              ----------    ----------
INVESTMENTS IN REAL ESTATE:
Land, land improvements and leasehold interests.............  $  694,621    $  338,445
Buildings and improvements..................................   2,159,581       944,646
Construction in progress....................................      89,509        31,969
                                                              ----------    ----------
                                                               2,943,711     1,315,060
Less -- accumulated depreciation............................    (169,051)     (127,701)
                                                              ----------    ----------
                                                               2,774,660     1,187,359
Investment in mortgages.....................................     271,675        14,381
Property held for disposition, net..........................      37,186       117,732
                                                              ----------    ----------
  Net investments in real estate............................   3,083,521     1,319,472
CASH AND CASH EQUIVALENTS...................................      22,628        29,336
ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts
  of $260 and $430 as of December 31, 1997, and 1996........       8,661         3,799
DEFERRED RENT RECEIVABLE....................................       5,276         3,242
RECEIVABLE FROM AFFILIATES..................................         294           117
DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $10,036 and $7,682 as of December 31, 1997
  and 1996, respectively....................................      30,983        15,860
FURNITURE, FIXTURES & EQUIPMENT, net........................       3,375         2,386
PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS...      50,892        16,054
INVESTMENT IN AFFILIATE.....................................      37,304            48
                                                              ----------    ----------
                                                              $3,242,934    $1,390,314
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                        AS OF DECEMBER 31, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1997          1996
                                                              ----------    ----------
DEBT:
  Unsecured notes...........................................  $1,135,000    $  635,000
  Unsecured short-term borrowings...........................     200,000        39,000
  Mortgage loans............................................      96,502        45,997
                                                              ----------     ---------
     Total debt.............................................   1,431,502       719,997
                                                              ----------     ---------

ASSESSMENT BONDS PAYABLE....................................      12,672         4,758
ACCOUNTS PAYABLE............................................       9,519         3,258
ACCRUED REAL ESTATE TAXES...................................       1,003           731
ACCRUED INTEREST............................................      21,541        10,471
UNEARNED RENTAL INCOME......................................      13,712         6,345
DIVIDENDS AND DISTRIBUTIONS PAYABLE.........................      41,110        18,660
OTHER ACCRUED EXPENSES AND LIABILITIES......................      32,034        16,406
                                                               ---------     ---------
     Total liabilities......................................   1,563,093       780,626
                                                               ---------     ---------
MINORITY INTERESTS..........................................     186,013        45,760
                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES...............................          --            --
STOCKHOLDERS' EQUITY:
  Series A Preferred Stock: convertible, cumulative, $.0001
     par value, 1,000,000 shares authorized, issued and
     outstanding as of December 31, 1997 and 1996, $25,000
     liquidation preference.................................      23,949        23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001
     par value, 5,000,000 shares authorized, 4,250,000
     issued and outstanding, as of December 31, 1997 and
     1996, $106,250 liquidation preference..................     102,064       102,064
  Series C Preferred Stock: cumulative, redeemable, $.0001
     par value, 6,000,000 shares authorized, issued and
     outstanding, as of December 31, 1997, $150,000
     liquidation preference.................................     145,959            --
  Common Stock: $.0001 par value, 654,500,000 shares
     authorized, 55,772,632 and 31,821,861 shares issued and
     outstanding as of December 31, 1997 and 1996,
     respectively...........................................           5             3
  Class B Common Stock: $.0001 par value, 2,000,000 shares
     authorized, issued and outstanding as of December 31,
     1997 and 1996..........................................          --            --
  Class C Common Stock: $.0001 par value, 1,500,000 shares
     authorized, 1,176,470 issued and outstanding as of
     December 31, 1997......................................          --            --
  Excess Stock: $.0001 par value per share, 330,000,000
     shares authorized, no shares issued or outstanding.....          --            --
  Additional paid-in capital................................   1,223,229       438,376
  Deferred compensation.....................................      (1,378)         (464)
  Retained earnings (deficit)...............................          --            --
                                                              ----------    ----------
     Total stockholders' equity.............................   1,493,828       563,928
                                                              ----------    ----------
                                                              $3,242,934    $1,390,314
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
REVENUES:
  Rental income............................................  $321,609    $196,471    $151,412
  Interest and other income................................     9,704       4,228       1,979
                                                             --------    --------    --------
                                                              331,313     200,699     153,391
                                                             --------    --------    --------
OPERATING EXPENSES:
  Rental expenses..........................................    66,654      34,690      24,601
  Real estate taxes........................................    24,644      15,510      11,934
  Interest expense, including amortization of discount and
     financing costs.......................................    62,266      37,235      46,386
  Depreciation and amortization............................    52,779      37,385      31,602
  General and administrative and other expenses............    14,836      10,115       8,533
                                                             --------    --------    --------
                                                              221,179     134,935     123,056
                                                             --------    --------    --------
     Income from operations before disposition of property,
       minority interests and extraordinary items..........   110,134      65,764      30,335
                                                             --------    --------    --------
  GAIN ON DISPOSITION OF PROPERTY..........................    20,252       8,350          --
                                                             --------    --------    --------
     Income from operations before minority interests and
       extraordinary items.................................   130,386      74,114      30,335
MINORITY INTERESTS' SHARE IN NET INCOME....................   (15,382)     (9,924)     (5,669)
                                                             --------    --------    --------
     Net income before extraordinary items.................   115,004      64,190      24,666
EXTRAORDINARY ITEMS, net of minority interests of $7,302
  for the year ended December 31, 1995.....................        --          --     (33,503)
                                                             --------    --------    --------
     Net income (loss).....................................  $115,004    $ 64,190    $ (8,837)
                                                             --------    --------    --------
PREFERRED DIVIDENDS:
     Series A Preferred Stock..............................    (2,415)     (2,098)     (2,048)
     Series B Preferred Stock..............................   (10,041)    (10,041)       (586)
     Series C Preferred Stock..............................    (2,658)         --          --
                                                             --------    --------    --------
     Net income (loss) available to Common Stockholders....  $ 99,890    $ 52,051    $(11,471)
                                                             ========    ========    ========
INCOME (LOSS) PER SHARE OF COMMON STOCK:
  Basic earnings per share
     Income before extraordinary
     items.................................................  $   2.07    $   1.51    $    .84
  Extraordinary items, net of minority interests...........        --          --       (1.28)
                                                             --------    --------    --------
  Net income (loss) available to Common Stockholders.......  $   2.07    $   1.51    $   (.44)
                                                             ========    ========    ========
  Diluted earnings per share
     Income before extraordinary items.....................  $   2.04    $   1.50    $    .84
     Extraordinary items, net of minority interests........        --          --       (1.28)
                                                             --------    --------    --------
     Net income (loss) available to Common Stockholders....  $   2.04    $   1.50    $   (.44)
                                                             ========    ========    ========
DIVIDENDS AND DISTRIBUTIONS PER SHARE:
  Series A Preferred Stock.................................  $   2.41    $   2.10    $   2.05
                                                             ========    ========    ========
  Series B Preferred Stock.................................  $   2.36    $   2.36    $    .14
                                                             ========    ========    ========
  Series C Preferred Stock.................................  $    .44    $     --    $     --
                                                             ========    ========    ========
  Common Stock, including Class B and Class C..............  $   2.09    $   1.77    $   1.74
                                                             ========    ========    ========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                         CLASS B      CLASS C
                                     SERIES A, SERIES B     COMMON        COMMON       COMMON      COMMON     ADDITIONAL
                                        AND SERIES C         STOCK        STOCK        STOCK      STOCK PAR    PAID-IN
                                      PREFERRED STOCK       SHARES        SHARES       SHARES       VALUE      CAPITAL
                                     ------------------   -----------   ----------   ----------   ---------   ----------
BALANCE AT DECEMBER 31, 1994.......       $ 23,949         20,417,513           --           --       $2      $  183,344
  Series B Preferred Stock offering
    (4,250,000 shares).............        102,064                 --           --           --       --              --
  Conversion of Operating
    Partnership units -- Employee
    Stock Incentive Pool...........             --             16,732           --           --       --             343
  Common Stock offering............             --          6,256,329           --           --        1         117,157
  Class B Common Stock offering....             --                 --    2,000,000           --       --          49,961
  Exercise of Stock options........             --             33,500           --           --       --             686
  Deferred compensation
    amortization...................             --                 --           --           --       --              --
  Dividends declared...............             --                 --           --           --       --         (48,171)
  Net loss.........................             --                 --           --           --       --              --
                                          --------        -----------   ----------   ----------      ---      ----------
BALANCE AT DECEMBER 31, 1995.......        126,013         26,724,074    2,000,000           --        3         303,320
  Conversion of Operating
    Partnership units -- Employee
    Stock Incentive Pool...........             --             15,537           --           --       --             386
  Common Stock offering............             --          5,022,500           --           --       --         121,368
  Class C Common Stock offering....             --                 --           --    1,176,470       --          29,963
  Restricted Stock grant...........             --              8,000           --           --       --             200
  Exercise of Stock options........             --             51,750           --           --       --           1,061
  Non-cash Compensation Merit
    Fund...........................             --                 --           --           --       --             100
  Deferred compensation
    amortization...................             --                 --           --           --       --              --
  Dividends declared...............             --                 --           --           --       --         (18,022)
  Net income.......................             --                 --           --           --       --              --
                                          --------        -----------   ----------   ----------      ---      ----------
BALANCE AT DECEMBER 31, 1996.......        126,013         31,821,861    2,000,000    1,176,470        3         438,376
  Conversion of Operating
    Partnership units -- Employee
    Stock Incentive Pool...........             --             14,984           --           --       --             524
  Conversion of Operating
    Partnership units to Common
    Stock .........................             --            155,380           --           --       --              --
  Common Stock offerings...........             --         23,573,134           --           --        2         822,634
  Series C Preferred Stock offering
    (6,000,000 shares).............        145,959                 --           --           --       --              --
  Restricted Stock grant...........             --             41,073           --           --       --           1,447
  Exercise of Stock options........             --            166,200           --           --       --           3,425
  Non-cash Compensation Merit
    Fund...........................             --                 --           --           --       --             236
  Deferred compensation
    amortization...................             --                 --           --           --       --              60
  Allocation to minority
    interests......................             --                 --           --           --       --         (42,855)
  Dividends declared...............             --                 --           --           --       --          (3,687)
  Net income.......................             --                 --           --           --       --           3,069
                                          --------        -----------   ----------   ----------      ---      ----------
BALANCE AT DECEMBER 31, 1997.......       $271,972         55,772,632    2,000,000    1,176,470       $5      $1,223,229
                                          ========        ===========   ==========   ==========      ===      ==========


                                                    RETAINED
                                       DEFERRED     EARNINGS
                                     COMPENSATION   (DEFICIT)     TOTAL
                                     ------------   ---------   ----------
BALANCE AT DECEMBER 31, 1994.......    $  (991)     $      --   $  206,304
  Series B Preferred Stock offering
    (4,250,000 shares).............         --             --      102,064
  Conversion of Operating
    Partnership units -- Employee
    Stock Incentive Pool...........         --             --          343
  Common Stock offering............         --             --      117,158
  Class B Common Stock offering....         --             --       49,961
  Exercise of Stock options........         --             --          686
  Deferred compensation
    amortization...................        339             --          339
  Dividends declared...............         --             --      (48,171)
  Net loss.........................         --         (8,837)      (8,837)
                                       -------      ---------   ----------
BALANCE AT DECEMBER 31, 1995.......       (652)        (8,837)     419,847
  Conversion of Operating
    Partnership units -- Employee
    Stock Incentive Pool...........         --             --          386
  Common Stock offering............         --             --      121,368
  Class C Common Stock offering....         --             --       29,963
  Restricted Stock grant...........       (200)            --           --
  Exercise of Stock options........         --             --        1,061
  Non-cash Compensation Merit
    Fund...........................         --             --          100
  Deferred compensation
    amortization...................        388             --          388
  Dividends declared...............         --        (55,353)     (73,375)
  Net income.......................         --         64,190       64,190
                                       -------      ---------   ----------
BALANCE AT DECEMBER 31, 1996.......       (464)            --      563,928
  Conversion of Operating
    Partnership units -- Employee
    Stock Incentive Pool...........         --             --          524
  Conversion of Operating
    Partnership units of Common
    Stock .........................         --             --           --
  Common Stock offerings...........         --             --      822,636
  Series C Preferred Stock offering
    (6,000,000 shares).............         --             --      145,959
  Restricted Stock grant...........     (1,447)            --           --
  Exercise of Stock options........         --             --        3,425
  Non-cash Compensation Merit
    Fund...........................         --             --          236
  Deferred compensation
    amortization...................        533             --          593
  Allocation to minority
    interests......................         --             --      (42,855)
  Dividends declared...............         --       (111,935)    (115,622)
  Net income.......................         --        111,935      115,004
                                       -------      ---------   ----------
BALANCE AT DECEMBER 31, 1997.......    $(1,378)     $      --   $1,493,828
                                       =======      =========   ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                                1997         1996        1995
                                                             -----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)........................................  $   115,004   $  64,190   $  (8,837)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities --
  Depreciation and amortization............................       52,779      37,385      31,602
  Amortization of discount and deferred financing costs....        1,426       1,224       9,362
  Non-cash compensation....................................          865         508         368
  Minority interests' share of net income..................       15,382       9,924       5,669
  Extraordinary items......................................           --          --      33,503
  Gain on disposition of property..........................      (20,252)     (8,350)         --
  Increase in accounts receivable and other assets.........      (11,935)     (2,891)     (1,954)
  (Increase) decrease in receivables from related
     parties...............................................         (177)        269         453
  Decrease in assessment bonds payable.....................       (1,070)       (849)       (726)
  Increase in accounts payable and accrued expenses and
     other liabilities.....................................       28,086       2,985       8,959
  Increase in accrued real estate taxes....................          272         225         328
  Increase (decrease) in accrued interest..................       11,070       7,961      (1,070)
  Decrease in payable to related party.....................           --          --      (1,186)
                                                             -----------   ---------   ---------
     Net cash provided by operating activities.............      191,450     112,581      76,471
                                                             -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties..................................   (1,483,866)   (406,552)   (195,528)
  Additions to deposits on properties, net.................      (31,473)     (8,974)       (904)
  Additions to investment in mortgages.....................     (257,294)    (14,381)         --
  Additions to leasing costs...............................       (8,231)     (5,627)     (4,083)
  Additions to investment in affiliate.....................      (37,256)         --          --
  Proceeds from disposition of properties..................      120,235      47,967          --
                                                             -----------   ---------   ---------
  Net cash used for investing activities...................   (1,697,885)   (387,567)   (200,515)
                                                             -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt.......................................    1,368,000     684,800     472,677
  Payments on debt.........................................     (720,435)   (455,205)   (550,763)
  Payments of financing fees...............................      (12,026)     (3,612)     (2,747)
  Payments of dividends and distributions..................     (107,857)    (81,626)    (54,377)
  Proceeds from sale of Series C and Series B Preferred
     Stock, net of issuance costs..........................      145,959          --     102,064
  Proceeds from sale of Common Stock, net of issuance
     costs.................................................      822,636     121,368     117,158
  Proceeds from sale of Class B Common Stock, net of
     issuance costs........................................           --          --      49,961
  Proceeds from sale of Class C Common Stock, net of
     issuance costs........................................           --      29,963          --
  Proceeds from stock options exercised and partnership
     units sold............................................        3,450       1,061         686
  Prepayment of interest, restructuring fees, and
     penalties.............................................           --          --     (12,705)
                                                             -----------   ---------   ---------
          Net cash provided by financing activities........    1,499,727     296,749     121,954
                                                             -----------   ---------   ---------
          Net (decrease) increase in cash and cash
            equivalents....................................       (6,708)     21,763      (2,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........       29,336       7,573       9,663
                                                             -----------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.................  $    22,628   $  29,336   $   7,573
                                                             ===========   =========   =========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

 1. ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of December 31, 1997, the Company owned an approximate 89.2 percent general and limited partnership interest in Spieker Properties L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company".

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 1997 and 1996, and its consolidated results of operations and cash flows for the years ended December 31, 1997, 1996 and 1995. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  Properties

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

Land improvements and leasehold interests.........    18 to 40 years
Buildings and improvements........................    10 to 40 years
Tenant improvements...............................    Term of the related lease

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

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1997 and 1996, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1997 and 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

     The Company owns mortgage loans that are secured by real estate. Certain of the mortgage loans are with an affiliate of the Company (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1997, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

  Deferred Financing and Leasing Costs

     Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease. Unamortized financing and leasing costs are charged to expense upon the early termination of the lease or upon the early payment of financing.

  Fair Value of Financial Instruments

     Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

  Minority Interest

     Minority interest in the Company consists of the limited partners' interest in the Operating Partnership of approximately 10.8 percent and 15.1 percent at December 31, 1997 and 1996, respectively. Certain officers of the Company own limited partners' interest.

     In connection with the acquisition of the WCB Portfolio (see note 3) the Company issued in part limited partners' interest of 2,007,495 Preferred Operating Partnership Units to the sellers of the portfolio. The Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash subsequent to December 3, 2002. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $1,266.

  Revenues

     All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

  Interest and Other Income

     Interest and other income includes interest income on cash, cash equivalents, and investment in mortgages and management fee income.

  Extraordinary Items

     Extraordinary items for the year ended December 31, 1995, consist of (i) $11,767 in prepayment penalties, and a write-off of $28,100 in previously capitalized debt discount (prepaid interest and arrangement fee paid to a secured lender at the time of the IPO and until December 1995 was amortized to interest expense) related to the paydown of the secured debt as a result of the stock offering in December 1995, and (ii) a fee of $938 paid in connection with the conversion of the secured line of credit into an unsecured facility.

  Net Income (Loss) Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B Common Stock and Class C Common Stock) during the period. The diluted weighted average common shares outstanding include the dilutive effect of stock options. The basic and diluted weighted average common shares outstanding for the year ended December 31, 1997, 1996 and 1995 are as follows:

                                BASIC WEIGHTED AVERAGE      DILUTED WEIGHTED AVERAGE
                               COMMON SHARES OUTSTANDING    COMMON SHARES OUTSTANDING
                               -------------------------    -------------------------
Year ended:
  December 31, 1997..........         48,207,141                   48,968,905
  December 31, 1996..........         34,438,317                   34,691,140
  December 31, 1995..........         26,081,291                   26,140,488

     Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

  Reclassifications

     Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

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

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

 3. ACQUISITIONS AND DISPOSITIONS

     The Company acquired the following properties (the "1997 Acquisitions") during the year ended December 31, 1997:

                                                                           TOTAL
                                                                         RENTABLE
                                                             PROPERTY     SQUARE      INITIAL
            PROJECT NAME                    LOCATION         TYPE(1)       FEET       COST(2)
            ------------                    --------         --------    ---------    --------
Southcenter West Business Park.......  Tukwila,WA              I           286,921    $  6,400
Mission West Portfolio...............  San Diego, CA           O           619,935      45,300
Emeryville Portfolio.................  Emeryville, CA          O           946,385     125,700(3)
Brea Park Centre.....................  Brea, CA                O           141,837      10,800
555 Twin Dolphin Drive...............  Redwood Shores, CA      O           198,494      40,900
North Creek Parkway Centre...........  Bothell, WA             O           204,871      22,600
Riverside Centre.....................  Portland, OR            O            98,434       9,300
Metro Plaza..........................  San Jose, CA            O           411,288      73,900
1740 Technology......................  San Jose, CA            O           194,538      39,600
Fountaingrove........................  Santa Rosa, CA          O           160,808      16,200
Pasadena Financial...................  Pasadena, CA            O           145,702      26,700
Century Square.......................  Pasadena, CA            O           205,653      41,700
Point West Corporate Center..........  Sacramento, CA          O           145,184      17,200(6)
Sierra Point.........................  Brisbane, CA            O            99,150      10,600
Brea Corporate Plaza.................  Brea, CA                O           119,406      10,900
McKesson Building....................  Pasadena, CA            O           150,951      19,100
Coral Tree Commerce Center...........  Vista, CA               I           130,866       8,400
Progress Industrial Park.............  Vista, CA               I           123,275       7,500
Lafayette Terrace....................  Lafayette, CA           O            47,392       7,500
Parkway Industrial...................  Portland, OR            I           175,000       7,500
Brea Corporate Place.................  Brea, CA                O           490,000      62,300
Sepulveda Center.....................  Los Angeles, CA         O           170,134      25,200
Kennedy Portfolio....................  Portland, OR(4)         I         1,265,000     111,800
790 E. Colorado......................  Pasadena, CA            O           130,000      19,300
Washington Park......................  Federal Way, WA         O            50,000       6,100
Nobel Corporate Plaza................  San Diego, CA           O           103,192      16,700
Kelley Point Distribution Center.....  Portland, OR            I           500,000      16,400
Tower 17.............................  Irvine, CA              O           229,133      40,100
Johnson Ranch Corporate Center.......  Roseville, CA           O           127,059      20,500(6)
San Mateo Baycenter II...............  San Mateo, CA           O           119,152      24,400
Southgate Office Plaza...............  Renton, WA              O           268,347      31,000(6)
Borregas Avenue......................  Sunnyvale, CA           I            39,899       3,100
California Circle....................  Milpitas, CA            I            95,545      10,200
La Jolla Centre I....................  La Jolla, CA            O           154,320      29,500
Park Plaza...........................  San Diego, CA           O            66,745       9,500
Plaza Center/U.S. Bank Center........  Bellevue, WA            O           458,000      80,600
WCB Portfolio........................  (5)                    O/I        3,420,807     422,600(3)(6)

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

                                                                           TOTAL
                                                                         RENTABLE
                                                             PROPERTY     SQUARE      INITIAL
            PROJECT NAME                    LOCATION         TYPE(1)       FEET       COST(2)
            ------------                    --------         --------    ---------    --------
ABAM Building........................  Federal Way, WA         O            50,000       4,900
Douglas Center.......................  Roseville, CA           O           100,000      14,000(6)
11999 San Vincente...................  Brentwood, CA           O            55,457      12,500

---------------

(1) "O" indicates office property; "I" indicates industrial property.

(2) Represents the initial acquisition cost of the properties excluding any additional repositioning costs.

(3) The Company paid cash and issued Operating Partnership Units or Preferred Operating Partnership Units to the sellers of this portfolio.

(4) Also includes properties located in Redmond, WA; Fremont, CA and Hayward,
CA.

(5) Properties are located in California, Oregon and Washington.

(6) Includes cost of land to be developed.

     During the year ended December 31, 1996, the Company acquired 4,708,776 square feet of office and industrial property at an initial cost of $340,298 (the "1996 Acquisitions"). The 1997 and 1996 acquisitions were recorded using the purchase method of accounting.

     The Company disposed of the following properties (the "1997 Dispositions") during the year ended December 31, 1997:

                                                                            TOTAL
                                                                          RENTABLE
                                                              PROPERTY     SQUARE      INITIAL
             PROJECT NAME                    LOCATION         TYPE(1)       FEET       COST(2)
             ------------                    --------         --------    ---------    -------
Totem Hill............................  Kirkland, WA            R            25,250    $ 4,100
Arbor Faire...........................  Fresno, CA              R           199,956     18,500
Broadway Faire........................  Fresno, CA              R            60,383      9,100
Walker Center.........................  Beaverton, OR           R            89,624     10,000
West Park Plaza.......................  San Jose, CA            R            88,136     10,100
Woodside..............................  Redwood City, CA        R            80,598     12,000
South Point Plaza.....................  Everett, WA             R           188,945     14,600
Sunset Science........................  Portland, OR            I            49,750      2,400
Metro 580.............................  Pleasanton, CA          R           174,653     21,700
Jefferson Parking.....................  Boise, ID              --                --        800
Howe Avenue...........................  Sacramento, CA          O           118,473      8,800
Arden Square..........................  Sacramento, CA          R           100,162     10,300
Arden Office..........................  Sacramento, CA          O            52,313      3,400

---------------

(1) indicates office property; "I" indicates industrial property; "R" indicates retail property.

     During the year ended December 31, 1996, the Company disposed of three retail properties and one industrial property for $49,188 (the "1996 Dispositions").

     The following unaudited pro forma summary financial information for the years ended December 31, 1997, and 1996 combines the consolidated results of operations of the Company as if the 1997 and 1996 Acquisitions and the 1997 and 1996 Dispositions had all occurred on January 1, 1996. Preparation of the pro

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

forma summary information was based upon assumptions deemed appropriate by the Company. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the 1997 and 1996 Acquisitions and the 1997 and 1996 Dispositions had been consummated at January 1, 1996, and carried forward through December 31, 1997, nor does it purport to represent the future financial position and result of operations for future periods.

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
Revenues............................................  $  451,539    $  417,453
                                                      ==========    ==========
Net income available to common stockholders before
  disposition of property...........................  $  100,329    $   80,834
                                                      ==========    ==========
Net income available to common stockholders before
  disposition of property per share
  Basic.............................................  $     1.69    $     1.36
                                                      ==========    ==========
  Diluted...........................................  $     1.66    $     1.34
                                                      ==========    ==========
Common stock shares outstanding.....................  60,374,057    60,374,057
                                                      ==========    ==========

 4. Transactions With Affiliates

  Revenues and Expenses

     The Company received $919, $802 and $1,427 during 1997, 1996 and 1995, respectively, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc., are partners in Spieker Partners.

  Acquisition of Properties

     On October 1, 1997, the Company acquired San Mateo Baycenter II (SMBC II), a 119,152 square foot office building located in San Mateo, California, valued at $24,434, through the purchase of a partnership interest in a related entity in which two officers of the Company held a general partnership interest. The Company paid $5,818 to unaffiliated limited partners, issued partnership units with a value of $7,625 to the two officers and assumed a mortgage of $10,991 in connection with the purchase. The basis of the property was recorded as the sum of cash paid to acquire unaffiliated partners' interest and the carryover basis of the two officers of the Company who held general partnership interest in SMBC
II. The monetary value of the Operating Partnership units issued to the two officers of the Company was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing such monetary basis by the stock price of the Company's Common Stock (into which such units are convertible) at the close of day prior to acquisition.

     On December 12, 1997, the Company acquired a land parcel under landholding agreements with certain senior officers of the Company. The landholding agreement provides that the Company has the option to purchase a landholding for the lower of a predetermined fixed price or an appraised fair market value and that the Directors of the Company must approve the purchase. The 10.18 acre land parcel located in Monterey, California, was acquired for $1,486, which was an appraised amount that was lower than the fixed price specified in the landholding agreement. The Company acquired the land for the purpose of developing a 34,895 square foot office building at an estimated total cost of $4,937.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

     During the year ended December 31, 1996, the Company purchased certain land parcels from Spieker Partners totaling $1,783, pursuant to the provisions of certain landholding agreements. The acquisitions from Spieker Partners were subject to approval by the Board of Directors.

  Receivable From Affiliates

     The $294 and $117 receivable from affiliates at December 31, 1997 and 1996, respectively, primarily represents management fees and reimbursements due from Spieker Northwest, Inc. and Spieker Partners.

  Investments in Mortgages

     Included in Investment in Mortgages are $257,294 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $3,108 is included in interest and other income for the year ended December 31, 1997.

  Investments in Affiliate

     The investment in affiliate represents an investment in SNI. The Company owns 95% of the Preferred Stock of SNI. Certain Senior Officers of the Company own 100% of the voting stock of SNI. SNI owns 2.8 million square feet of office, industrial and retail property located in various states. In addition, SNI owns seven parcels of land totaling 86.6 acres. The entire portfolio of property is held for sale at December 31, 1997. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Summarized condensed financial information of SNI is presented as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1997            1996
                                                     ------------    ------------
Balance Sheet:
  Investments in real estate, net..................    $296,094          $ --
  Other assets.....................................       2,915           351
                                                       --------          ----
                                                       $299,009          $351
                                                       ========          ====

  Mortgages and other..............................    $260,520          $  1
  Shareholders' equity.............................      38,489           350
                                                       --------          ----
                                                       $299,009          $351
                                                       ========          ====

                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                            1997            1996            1995
                                        ------------    ------------    ------------
Results of Operations:
  Revenues............................     $6,750          $1,304          $1,309
  Interest expense....................      3,108              --              --
  Other expenses......................      3,461           1,224           1,287
                                           ------          ------          ------
  Net Income..........................     $  181          $   80          $   22
                                           ======          ======          ======

 5. Property Held For Disposition

     The Company has determined to focus exclusively on properties that meet its continuing strategic objectives. The Company has therefore decided to divest itself of its retail properties and certain other

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

properties. Included in property held for disposition of $37,186 at December 31, 1997, are two properties. One of the properties is a retail center located in Northern California and the other property is an office building located in Southern California. The retail property was disposed of subsequent to December 31, 1997 (see note 15). The divestiture of the remaining property is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. Property held for disposition at December 31, 1996, of $117,732 consisted of 10 retail properties of which nine were disposed of during 1997 (see note 3).

     The following summarizes the condensed results of operations of the two properties held for disposition for the years ended December 31, 1997, 1996 and 1995:

                                                    1997      1996      1995
                                                    ----      ----      ----
Income...........................................  $6,464    $5,542    $5,356
Property Operating Expenses......................   1,852     1,478     1,132
                                                   ------    ------    ------
Net Operating Income.............................  $4,612    $4,064    $4,224
                                                   ======    ======    ======

 6. Debt

     As of December 31, 1997 and 1996, debt consists of the following:

                                                          1997         1996
                                                          ----         ----
Unsecured investment grade notes, varying fixed
  interest rates from 6.65% to 8.00% payable
  semi-annually, due 2000 to 2027....................  $1,135,000    $635,000
Unsecured short-term borrowings:
  Unsecured line of credit...........................          --      39,000
  Unsecured short-term bank facility.................     200,000          --
Mortgage loans, varying interest rates from 7.37% to
  9.75%, due 1998 to 2012............................      96,502      45,997
                                                       ----------    --------
                                                       $1,431,502    $719,997
                                                       ==========    ========

     On August 8, 1997, the Company amended its Unsecured Line of credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. The line of credit facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the line of credit facility concerning its indebtedness.

     On November 13, 1997, the Company obtained a $200,000 short-term bank facility. This short-term facility carries interest at LIBOR plus 0.65% (6.53% at December 31, 1997) and matures November 1998 with an option to extend for one more year.

     Mortgage loans generally require monthly principal and interest payments. The mortgage loans are secured by deeds of trust on 16 properties. The undepreciated book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1997, and December 31, 1996, is $228,618 and $79,440, respectively.

     The unsecured notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

     Interest capitalized for the years ended December 31, 1997, 1996 and 1995, was $6,338, $3,116 and $1,301, respectively.

  Maturity Schedule

     The scheduled maturities of all debt outstanding as of December 31, 1997, are as follows:

                            YEAR                                  AMOUNT
                            ----                                  ------
1998 (includes short-term borrowings, see paragraph
  above)....................................................    $  202,917
1999........................................................         6,991
2000........................................................       102,066
2001........................................................       133,814
2002........................................................       123,558
Thereafter..................................................       862,156
                                                                ----------
                                                                $1,431,502
                                                                ==========

 7. LEASING ACTIVITY

     Future minimum rentals due under noncancelable operating leases in effect at December 31, 1997, with tenants are as follows:

                            YEAR                                  AMOUNT
                            ----                                ----------
1998........................................................    $  353,118
1999........................................................       303,991
2000........................................................       241,265
2001........................................................       185,749
2002........................................................       114,749
Thereafter..................................................       223,904
                                                                ----------
                                                                $1,422,776
                                                                ==========

     In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $83,170, $44,155 and $32,125 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases for the years ended December 31, 1997, 1996 and 1995, were $254, $362 and $310 respectively. Certain leases contain options to renew.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

 8. DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at December 31, 1997, and December 31, 1996, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of December 31, 1997, and December 31, 1996, are as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                         1997            1996
                                                     ------------    ------------
Shares of:
     Common Stock..................................   55,772,632      31,821,861
     Class B Common Stock..........................    2,000,000       2,000,000
     Class C Common Stock..........................    1,176,470       1,176,470
     Series A Preferred Stock......................    1,000,000       1,000,000
     Series B Preferred Stock......................    4,250,000       4,250,000
     Series C Preferred Stock......................    6,000,000              --
Units of:
     Minority Interest Holders.....................    7,322,126       6,549,819
     Minority Interest Holders -- Preferred........    2,007,495              --

 9. INCOME TAXES

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

     Taxable income allocable to the Company, excluding minority interests, for the years ended December 31, 1997, 1996 and 1995, was approximately $103,300, $66,200 and $3,800, respectively. The taxable income for the years ended December 31, 1997, 1996 and 1995, includes $13,144, $12,138 and $2,634, respectively, allocable to the preferred stockholders.

     The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense for tenant improvements and unearned rental income.

10. STOCKHOLDERS' EQUITY

  Preferred Stock

     The 1,000,000 shares of Series A Cumulative, Convertible, Preferred Stock rank senior to the Company's Common Stock as to dividends and liquidation rights. The shares are convertible into 1,219,512 shares of the Company's Common Stock and have voting rights equal to 1,219,512 shares of Common Stock. The dividend per share, calculated on the converted numbers of shares, is equal to the Common Stock dividend, provided that the dividend yield on the preferred stock may not be less than the initial dividend rate thereof. Dividends are paid quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, the

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

Series A Preferred Stock ranks on parity with the Company's Series B and Series C Preferred Stocks and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

     The Series B Preferred Stock dividends are paid quarterly in arrears at 9.45% of the initial liquidation preference per annum. The Series B Preferred Stock is redeemable on or after December 11, 2000 at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks on parity with the Company's Series A and Series C Preferred Stocks and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

     On October 10, 1997, the Company issued 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. The Series C Preferred Stock dividends are payable quarterly in arrears at an annual rate of 7.88% of the initial liquidation preference of $150,000. The Series C Preferred shares are redeemable after October 10, 2002 at the option of the Company, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation the Series C Preferred shares rank on parity to the Company's Series A and Series B Preferred Stocks and ranks senior to the Company's Common Stock, Class B Common Stock and Class C Common Stock.

  Class B Common Stock

     The Class B Common Stock ranks on parity with the Company's Common Stock and Class C Common Stock with respect to dividends. In the event of any liquidation of the Company, the holders of Class B Common Stock rank on parity with Class C Common Stock and are entitled to receive prior and in preference to holders of Common Stock, an amount per share of Class B Common Stock equal to all declared but unpaid dividends for each share of Class B Common Stock. Dividends are paid quarterly in arrears.

  Class C Common Stock

     The Class C Common Stock ranks on parity with the Company's Common Stock and Class B Common Stock with respect to dividends. In the event of any liquidation of the Company, the holders of Class C Common Stock rank on parity with Class B Common Stock and are entitled to receive prior to and in preference to the holders of Common Stock, an amount per share of Class C Common Stock equal to all declared but unpaid dividends for each share of Class C Common Stock. Dividends are paid quarterly in arrears.

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

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

11. EMPLOYEE RETIREMENT AND STOCK PLANS

  Retirement Savings Plan

     Effective January 1, 1994, the Company adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $393, $292 and $266 for the years ended December 31, 1997, 1996, and 1995. In addition, the Company may make additional contributions at the discretion of management. Management authorized additional contributions of $337, $230 and $126 for the years ended December 31, 1997, 1996, and 1995.

  Stock Incentive Plan

     The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully-converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance under other stock compensation plans of the Company. Shares granted under this plan vest over four or five years.

     Information relating to the Stock Incentive Plan from January 1, 1995 through December 31, 1997, is as follows:

                                                             EMPLOYEES
                                                     -------------------------
                                                                  OPTION PRICE
                                                      OPTIONS      PER SHARE
                                                     ---------    ------------
Shares under option at January 1, 1995.............    905,500    $      20.50
Granted............................................    659,000           20.50
Exercised..........................................    (33,500)          20.50
Forfeited..........................................    (48,000)          20.50
                                                     ---------    ------------
Shares under option at December 31, 1995...........  1,483,000           20.50
Granted............................................  1,628,000     25.00-31.63
Exercised..........................................    (51,750)          20.50
Forfeited..........................................     (5,750)          20.50
                                                     ---------    ------------
Shares under option at December 31, 1996...........  3,053,500     20.50-31.63
Granted............................................  1,237,500           35.19
Exercised..........................................   (163,950)    20.50-29.25
Forfeited..........................................    (24,000)    20.50-29.25
                                                     ---------    ------------
Shares under option at December 31, 1997...........  4,103,050    $20.50-35.19
                                                     =========    ============
Options exercisable at December 31, 1997...........  1,269,160    $      21.34(1)
                                                     =========    ============
Shares available for grant at December 31, 1997....  6,488,012
                                                     =========

---------------

(1) Represents the average price.

  Employee Stock Incentive Pool

     At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their Operating Partnership Units for awards to personnel employed by the Company at the time of

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

the IPO. The units are converted into Common Stock at the time of grant. The aggregate number of units reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 100% of their respective allocations as of January 1, 1997.

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

     For the years ended December 31, 1997, 1996 and 1995, non-cash compensation expense recognized for such awards was $533, $388 and $339, respectively.

  Directors Stock Option Plan

     On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to the Company's independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested. To date 46,000 shares have been granted under the plan and 2,250 shares have been exercised.

  Stock Options

     The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would not have been materially reduced.

     For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; dividend yield of 5.8% and 6.15%; expected volatility of 18.6% and 13.28%; expected lives of six and seven years; and risk-free interest rates of 6.42% and 6.21%.

12. COMMITMENTS AND CONTINGENCIES

  Environmental Matters

     The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

LEASE COMMITMENTS

     The Company has entered into operating ground leases on certain land parcels with periods ranging from 16 to 53 years. Future minimum rental payments required under noncancelable operating ground leases in effect at December 31, 1997, are as follows:

                       YEAR                          AMOUNT
                       ----                          -------
1998...............................................  $ 1,420
1999...............................................    1,425
2000...............................................    1,425
2001...............................................    1,425
2002...............................................    1,426
Thereafter.........................................   24,351
                                                     -------
                                                     $31,472
                                                     =======

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

     Certain of the properties are located in areas that are subject to earthquake activity; the Company has therefore obtained limited earthquake insurance. In the event of an earthquake, properties are self-insured for the first $25,000 of loss. The Company is insured for the next $175,000 of loss (less a deductible of 5% of total insured value per occurrence), any losses in excess of $200,000 will be borne by the Company.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

13. SUPPLEMENTAL CASH FLOW INFORMATION

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1997           1996           1995
                                                            ------------   ------------   ------------
  SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest................................    $56,108        $31,167        $39,876
  SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Debt assumed in relation to property acquisitions.....     63,940             --         22,827
    Minority interest capital recorded in relation to
       property acquisitions..............................     97,164             --          8,877
    Increase to land and assessment bond payable..........      8,984          1,283          4,687
    Write-off of fully depreciated property...............      3,196         15,469          3,662
    Write-off of fully amortized deferred financing and
       leasing costs......................................      2,359          4,696          1,847
    Conversion of operating partnership units to Common
       Stock with resulting reduction in minority interest
       and increase in additional paid-in capital.........        524            386            343
    Extraordinary loss write-off of deferred financing
       costs..............................................         --             --         28,100

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly 1997 and 1996 data is as follows:

                                                                QUARTER
                                         -----------------------------------------------------
                                          FIRST     SECOND      THIRD      FOURTH      TOTAL
                                         -------    -------    -------    --------    --------
1997
Revenues...............................  $66,417    $75,878    $83,896    $105,122    $331,313
Income from operations before
  disposition of property, minority
  interests and extraordinary items....   23,812     26,111     27,051      33,160     110,134
Net income available to Common
  Stockholders.........................   19,121     30,997     24,220      25,554      99,890
Income per share of Common Stock.......  $   .43    $   .65    $   .50    $    .47    $   2.04
1996
Revenues...............................  $45,318    $47,696    $52,143    $ 55,542    $200,699
Income from operations before
  disposition of property, minority
  interests and extraordinary items....   14,980     17,131     16,096      17,557      65,764
Net income available to Common
  Stockholders.........................    9,859     11,889      9,753      20,550      52,051
Income per share of Common Stock.......  $   .31    $   .33    $   .27    $    .57    $   1.50

     The sum of quarterly financial data in 1997 and 1996 varies from the annual data due to rounding.

                            SPIEKER PROPERTIES, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                           DECEMBER 31, 1997 AND 1996

15. SUBSEQUENT EVENTS -- UNAUDITED

     Subsequent to year end in January and February 1998 the Company issued $276,500 of investment grade rated unsecured notes in three tranches as follows:
$150,000 of 6.75% notes due January 15, 2008; $125,000 of 6.875% notes due
February 1, 2005; and $1,500 of 7.0% notes due February 2, 2007. The net proceeds of $274,300 were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

     On February 18, 1998, the Company placed 710,832 shares of Common Stock at a price of $42.25 in a Registered Unit Investment Trust. The net proceeds of $28,500 were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

     On February 27, 1998, the Company disposed of a retail property held for disposition at December 31, 1997, resulting in a gain on disposition of approximately $9,500.

     On various dates subsequent to December 31, 1997, through March 13, 1998, the Company acquired properties totaling 4.2 million rentable square feet at a total initial acquisition cost of $538,000.

                            SPIEKER PROPERTIES, INC.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES        LAND AND                             AND
                 PROJECT                    LOCATION         AND LIENS(1)   LEASEHOLD INTEREST     BUILDINGS      IMPROVEMENTS
                 -------                    --------         ------------   ------------------   --------------   ------------
10011  Stender Way II..............  Santa Clara, CA          $                $    118,274      $      840,169   $  1,250,787
10041  Scott Blvd..................  Santa Clara, CA                                128,623             583,455      1,811,630
10061  Fresno Warehouse II.........  Fresno, CA                   28,920            310,908           1,616,875      1,731,588
10071  Bakersfield Warehouse.......  Bakersfield, CA                                519,900           1,623,282      2,004,571
10091  Terminal St. Warehouse......  Sacramento, CA                                 198,113           1,181,083        205,205
10101  Stender Way I...............  Santa Clara, CA                                 98,915             536,920        230,416
10111  Applied Materials I.........  Santa Clara, CA                                381,686           1,625,507          3,690
10121  Sunnyvale Business Center...  Santa Clara, CA                                257,035             811,284        394,183
10161  Cupertino Business Center...  Cupertino, CA                                3,876,840           3,970,597        882,898
10171  Fresno Warehouse III........  Fresno, CA                                     405,166           1,407,087        368,232
10191  North American Van Lines....  San Jose, CA                                 2,191,699           4,999,710        786,893
10241  Applied Materials II........  Santa Clara, CA           1,472,055            651,943           3,392,605      3,040,850
10261  Front Street Warehouse......  Sacramento, CA                                 294,674             908,485        166,066
10271  Aspect Building.............  San Jose, CA                147,535          2,223,805           2,265,103        281,512
10301  Cadillac Court..............  Milpitas, CA                113,280            959,042           1,493,087        972,430
10331  Ryan Ranch Industrial.......  Monterey, CA                                   422,500             969,386        798,752
10371  Fremont Bayside.............  Fremont, CA               6,551,633          1,245,617           2,704,137        330,210
10381  Livermore Commerce Ctr......  Livermore, CA                36,333          1,312,199           3,563,238        878,425
10401  Fairfield Business Center...  Fairfield, CA                                  439,350           2,662,769      1,190,154
10421  Patrick Henry Drive.........  San Jose, CA                 10,101            933,058           2,702,038      2,277,020
10431  COG Warehouse...............  Milpitas, CA                518,900          2,616,039           1,907,937      1,086,032
10451  Okidata Distribution
       Center......................  Milpitas, CA                365,043          1,854,892           1,750,086      1,132,809
10461  Pro Log.....................  Monterey, CA                                   780,000           1,148,054      1,058,360
10481  Huntwood Business Center....  Hayward, CA                   8,617            198,026             686,076      1,271,015
10491  Independent Rd Warehouse....  Oakland, CA                                    237,380             706,174        405,735
10501  Grandview Drive.............  So. San Fran, CA            534,974            259,751             561,224        520,092
10511  Baycenter Business Park
       II..........................  Hayward, CA                 235,412          1,228,225           3,116,626      2,155,360
10521  Keebler Warehouse...........  Hayward, CA                  92,441            569,642           1,568,210        229,779
10531  Fremont Commerce Center.....  Fremont, CA                                    614,357           1,588,166        593,031
10571  Montague Industr. Center....  Palo Alto, CA                                1,482,000           5,131,899      5,933,875
10591  Dubuque Business Center.....  So. San Fran, CA                             2,912,158           3,128,405      2,939,958
10601  Cabot Blvd. Warehouse.......  Hayward, CA                                  1,550,174           4,531,092      1,257,050
10611  Benicia Commmerce Center....  Benicia, CA                                    434,027           3,810,746      1,102,493
10621  Montgomery Ward.............  Pleasant Hill, CA                              717,750           3,485,901         95,406
10631  Eden Landing Bus. Center....  Hayward, CA                                  1,152,163           1,940,740        281,456
10641  Good Guys Dist. Center......  Hayward, CA                  14,751          4,923,246           9,254,184        150,352
10651  Fleetside Comrce Center.....  Benicia, CA                 369,320          1,080,303           2,952,609        540,501
10661  Industrial Dr. Warehouse....  Fremont, CA               2,259,536          1,822,496           3,793,609          3,148

          LAND,
        LAND IMP.
           AND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
        LEASEHOLD        BUILDING                       ACCUMULATED       AND/OR         LIVES
           INT.        IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       ------------   --------------   --------------   ------------   ------------   -----------
10011  $    491,822   $    1,717,408   $    2,209,230   $    640,225       1978           4-40
10041       554,191        1,969,517        2,523,708        578,097       1976           4-40
10061       784,254        2,875,117        3,659,370      1,015,073       1981           3-40
10071     1,090,739        3,057,014        4,147,753      1,039,864       1982          20-40
10091       202,000        1,382,401        1,584,401        670,114       1975           3-40
10101       170,073          696,177          866,250        304,716       1978          20-40
10111       381,686        1,629,197        2,010,883        928,607       1975          20-40
10121       241,207        1,221,295        1,462,502        334,355       1987           4-40
10161     4,082,078        4,648,256        8,730,335      1,294,993       1985          32-40
10171       482,421        1,698,064        2,180,485        430,315       1987           5-40
10191     2,199,552        5,778,750        7,978,302      1,924,653       1988          10-40
10241     1,270,250        5,815,147        7,085,397      2,655,557       1979          16-40
10261       294,674        1,074,551        1,369,225        245,929       1988           5-40
10271     2,229,772        2,540,648        4,770,420        581,724       1989           6-40
10301     1,131,026        2,293,533        3,424,559        897,607       1991           5-40
10331       557,763        1,632,875        2,190,638        650,979       1991           5-40
10371     1,247,069        3,032,895        4,279,964        743,752       1990           3-40
10381     1,499,807        4,254,055        5,753,862        960,043       1988           3-40
10401     1,079,336        3,212,938        4,292,274        903,230       1991           3-40
10421       993,156        4,918,960        5,912,116      1,399,854       1991          12-40
10431     3,093,192        2,516,816        5,610,008        762,329       1992          11-40
10451
          2,210,130        2,527,657        4,737,787        975,275       1993           4-40
10461     1,121,135        1,865,279        2,986,414        412,176       1993          12-40
10481       434,534        1,720,583        2,155,117        654,280       1979           7-40
10491       332,303        1,016,986        1,349,289        483,827       1972           5-40
10501       468,097          872,970        1,341,067        416,937       1979          20-40
10511
          1,781,453        4,718,758        6,500,211      1,465,094       1984           3-40
10521      605,637         1,761,994        2,367,631        508,502       1985          10-40
10531       708,494        2,087,060        2,795,554        472,462       1989           5-40
10571     2,820,461        9,727,313       12,547,774      4,089,757       1993           5-40
10591     3,491,267        5,489,253        8,980,520      1,390,672       1986           3-40
10601     1,559,831        5,778,486        7,338,317      1,621,198       1988           3-40
10611       683,781        4,663,485        5,347,266        971,595       1989           3-40
10621       717,750        3,581,308        4,299,058        792,442       1989          35-40
10631     1,158,197        2,216,162        3,374,359        549,368       1990           3-40
10641     4,936,467        9,391,315       14,327,782      1,345,308       1990           5-40
10651     1,080,303        3,493,110        4,573,413        849,840       1990           6-40
10661     1,822,496        3,796,757        5,619,253        474,185       1993           3-40


                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES        LAND AND                             AND
                 PROJECT                    LOCATION         AND LIENS(1)   LEASEHOLD INTEREST     BUILDINGS      IMPROVEMENTS
                 -------                    --------         ------------   ------------------   --------------   ------------
10711  Redwood Shores..............  Redwood City, CA                             3,437,897           3,702,938      1,489,219
10741  Baycenter Business Park I...  Hayward, CA                                  1,500,000           4,105,976        102,731
10761  2905-2909 Stender Way.......  Santa Clara, CA                                385,992           1,174,719        216,534
10781  Meier - Central South.......  Santa Clara, CA                              2,571,112           7,177,524        300,799
10791  Meier - Mountain View.......  Santa Clara, CA           5,910,195          5,265,351          14,236,164         55,704
10801  Meier - Central North.......  Santa Clara, CA                              1,753,361           4,740,570              0
10811  Meier - Sunnyvale...........  Santa Clara, CA                                352,776             953,800              0
10821  732-834 Striker Ave.........  Sacramento, CA                               1,009,601           2,767,658        215,283
10831  Fresno Warehouse I..........  Fresno, CA                2,105,609            841,100           2,304,645              0
10871  Walsh & Lafayette Ind
       Park........................  Santa Clara, CA                              3,359,291           7,810,558      1,382,535
10881  Ridder Park.................  San Jose, CA                153,068          1,794,057           4,287,007      1,812,184
10901  Ryan Ranch - Lot 14B........  Monterey, CA                                   311,835             763,946        169,338
10911  Cadillac Court II...........  Milpitas, CA                184,086            845,833           1,166,712        667,138
10931  Northgate Commerce Ctr......  Sacramento, CA                               1,854,097           5,611,579        412,473
10941  Doolittle Business Center...  San Leandro, CA                                866,075           2,618,714        224,276
10951  Benicia Ind I (Stone).......  Benicia, CA                                  5,238,267          15,735,277        108,241
10961  Benicia Ind I (Getty Ct)....  Benicia, CA                                  1,134,212           3,402,635              0
11001  Carlsbad Airport Plaza......  Carlsbad, CA                                 1,532,406           4,609,834         79,390
11041  Concord North Comm Ctr......  Concord, CA                                  2,340,139           4,912,564      1,265,142
11071  Benicia Ind II..............  Benicia, CA                                  3,891,910          11,697,314        434,929
11161  Port of Oakland.............  Oakland, CA                                  1,693,760           5,091,125         31,493
11191  Stadium Plaza...............  Anaheim, CA                                  9,134,965          29,269,756         24,087
11211  Sorrento Vista..............  San Diego, CA                                2,745,889                   0              0
11231  Charcot Business Center.....  San Jose, CA                                 2,988,923           8,992,249         23,723
11241  Airport Service Center......  San Jose, CA                                   668,283           2,009,768         24,192
11251  Dixon Landing North.........  Milpitas, CA                                 6,392,701                   0              0
11261  Kifer Road Industrial
       Park........................  Sunnyvale, CA                                3,530,775          10,616,731              0
11281  Baycenter Business Park
       III.........................  Hayward, CA                 190,339          1,248,216                   0              0
11291  Riverside Business Center...  Sacramento, CA              204,425          1,471,099                   0              0
11361  Ravendale at Central........  Mountain View, CA                            2,018,673           6,064,095              0
11371  Centerpark Plaza One........  San Diego, CA                                1,367,014           5,469,103              0
11411  Camino West Business Park...  Carlsbad, CA                                   470,938           1,883,751              0
11421  Centerpark Plaza Two........  San Diego, CA                                1,340,092           4,099,312        144,528
11461  Western Metal Lath..........  Riverside, CA                86,332          1,383,776           5,189,776              0
11491  Eastgate Technology Park....  La Jolla, CA                                 5,865,873                   0              0
11551  Seaport Distribution
       Center......................  W Sacramento, CA                             1,180,994                   0              0
11601  Coral Tree Commerce
       Center......................  Vista, CA                 5,166,839          2,115,241           6,341,466              0
11611  Progress Industrial.........  Vista, CA                                    1,865,948           5,593,426              0
11761  Huntwood Business Center....  Hayward, CA                                  2,929,335           8,788,004              0
11771  Fremont Commerce Center.....  Fremont, CA                                  4,315,601          12,946,802              0
11871  Oak Creek...................  Milpitas, CA                  8,837          2,040,639           6,095,607              0
11881  Milimont R&D................  Fremont, CA                                  1,806,606           5,419,919              0
11891  Kato R&D....................  Fremont, CA                                  2,002,504           6,007,610              0
11911  California Circle II........  Milpitas, CA                                 2,555,551           7,670,997              0

          LAND,
        LAND IMP.
           AND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
        LEASEHOLD        BUILDING                       ACCUMULATED       AND/OR         LIVES
           INT.        IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       ------------   --------------   --------------   ------------   ------------   -----------
10711     3,796,415        4,833,639        8,630,054      1,033,698       1987           7-40
10741     1,500,000        4,208,707        5,708,707        376,600       1994           3-40
10761       385,992        1,391,253        1,777,245        170,181       1995           6-40
10781     2,571,112        7,478,323       10,049,435        557,109       1995           5-40
10791     5,265,351       14,291,868       19,557,218      1,022,278       1995           5-40
10801     1,753,361        4,740,570        6,493,931        335,791       1995             40
10811       352,776          953,800        1,306,576         67,561       1995             40
10821     1,024,488        2,968,054        3,992,543        246,751       1995           5-40
10831       841,100        2,304,645        3,145,745        162,521       1995           5-40
10871
          3,359,291        9,193,093       12,552,384        637,349       1995           5-40
10881     1,794,057        6,099,191        7,893,248        240,328       1995          10-40
10901       311,835          933,284        1,245,119         52,967       1995           4-40
10911       845,833        1,833,850        2,679,683        210,977       1995           7-40
10931     1,869,659        6,013,045        7,882,705        410,245       1995          10-40
10941       984,533        2,724,532        3,709,065        125,807       1996          12-40
10951     5,238,267       15,843,518       21,081,785        760,203       1996             40
10961     1,134,212        3,402,635        4,536,847        163,043       1996             40
11001     1,532,406        4,695,825        6,228,231        276,153       1995           5-40
11041     2,344,326        6,173,520        8,517,845        307,397       1995           3-40
11071     4,107,912       11,916,241       16,024,153        606,164       1996           4-40
11161     1,701,338        5,115,039        6,816,377        205,609       1996             40
11191     9,134,965       29,293,843       38,428,809        979,739       1996           3-40
11211     2,745,889                0        2,745,889              0       1996             40
11231     2,988,923        9,015,971       12,004,894        266,450       1996             40
11241       692,476        2,009,768        2,702,244         59,103       1996             40
11251     6,392,701                0        6,392,701              0       1996             40
11261
          3,530,775       10,616,731       14,147,506        309,547       1996             40
11281
          1,248,216                0        1,248,216              0       1996             40
11291     1,471,099                0        1,471,099              0       1996             40
11361     2,018,673        6,064,095        8,082,768        151,602       1996             40
11371     1,367,014        5,469,103        6,836,116        125,334       1997             40
11411       470,938        1,883,751        2,354,689         43,169       1997             40
11421     1,340,092        4,243,840        5,583,933        113,780       1997             40
11461     1,383,776        5,189,776        6,573,552        118,933       1997             40
11491     5,865,873                0        5,865,873              0       1997             40
11551
          1,180,994                0        1,180,994              0       1997             40
11601
          2,115,241        6,341,466        8,456,707         79,268       1997             40
11611     1,865,948        5,593,426        7,459,374         69,918       1997             40
11761     2,929,335        8,788,004       11,717,339         73,233       1997             40
11771     4,315,601       12,946,802       17,262,403        107,890       1997             40
11871     2,040,639        6,095,607        8,136,245         13,480       1997             40
11881     1,806,606        5,419,919        7,226,524         11,292       1997             40
11891     2,002,504        6,007,610        8,010,115         12,516       1997             40
11911     2,555,551        7,670,997       10,226,548         31,963       1997             40


                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES        LAND AND                             AND
                 PROJECT                    LOCATION         AND LIENS(1)   LEASEHOLD INTEREST     BUILDINGS      IMPROVEMENTS
                 -------                    --------         ------------   ------------------   --------------   ------------
11941  Pacific Corporate Park......  San Diego, CA                                2,796,397           8,389,191              0
11951  Sorrento Tech I, II & III...  San Diego, CA                                2,686,323           7,263,117              0
11961  Westridge I.................  San Diego, CA                                1,712,464           4,630,094              0
11991  Commerce Pointe Business
       Ctr.........................  Ontario, CA                 198,164          1,259,456           3,183,874              0
12011  Borregas Avenue.............  Sunnyvale, CA                                  779,601           2,338,802              0
12041  W. North Market.............  Sacramento, CA                               1,150,545           3,451,632              0
12051  Overland Court W............  Sacramento, CA              648,541          3,294,800           7,250,436              0
12091  Vintage Park Industrial.....  Foster City, CA           1,806,861         24,805,818          68,996,871              0
20001  West Valley Business Ctr....  Kent, WA                     51,955            681,200           2,124,967      2,242,955
20011  Cascade Comrce. Park........  Kent, WA                     39,756          2,430,989           5,005,502      1,710,661
20031  Valley Freeway Bus.
       Center......................  Kent, WA                                     1,061,293           2,243,650        469,519
20071  Woodinville Corp. Center
       I...........................  Woodinville, WA                              1,321,071           3,712,131        509,782
20081  Woodinville Corp. Center
       II..........................  Woodinville, WA                              1,851,708           6,391,154      3,259,516
20111  Georgetown Center...........  Seattle, WA                                  4,274,197           4,165,405        464,030
20121  City Commerce Park..........  Seattle, WA                                  1,855,377           2,548,461      1,315,036
20141  Vancouver Comrce. Park......  Vancouver, WA                                  337,930           1,359,073        126,681
20151  Millcreek Distribution
       Ctr.........................  Kent, WA                     18,305          2,541,162           7,738,028        105,747
20161  Sea-Tac Industrial Park.....  SeaTac, WA                                   1,953,528           5,538,926         41,880
20171  Valley Industrial Park......  Kent, WA                     27,384          6,765,505          17,221,447        286,803
20221  Woodinville Corp Ctr........  Bellevue, WA                                 2,588,694           5,996,128      3,456,282
20231  Everett Industrial Center...  Everett, WA                   4,740          1,863,532           5,577,154         14,542
20251  Everett 526.................  Everett, WA                                  1,087,615           3,273,209         15,046
20261  Southcenter West Business
       Park                          Tukwila, WA                                                      6,442,468              0
20271  Kirkland 118 Commerce Ctr...  Kirkland, WA                                 1,195,205                   0              0
20321  Redmond Heights Tech
       Center......................  Redmond, WA                  49,140          3,136,545           9,256,994              0
30001  Park 217 I..................  Portland, OR                                 1,359,958           2,346,881      3,173,399
30011  Park 217 Phase II...........  Portland, OR                                   490,845           1,762,678      1,500,008
30021  Park 217 Phase III..........  Portland, OR                                   101,555             601,310        201,653
30041  Swan Island.................  Portland, OR                871,878            290,504             758,714        460,460
30051  Columbia Commerce Park......  Portland, OR                                 1,939,782           6,606,003      2,366,248
30071  Nelson Business Center
       I&II........................  Tigard, OR                   30,513          3,454,590           5,905,233      4,405,154
30081  SW Commerce Ctr.............  Portland, OR                                   499,146           1,390,426        783,923
30101  Columbia IV.................  Portland, OR                                   833,668           4,430,444         37,876
30141  Marine Dr Distribution
       Ctr.........................  Portland, OR                                 1,166,743           3,509,787      1,519,766
30151  Marine Drive Dist. Ctr II...  Portland, OR                                   622,307           1,867,657        728,793
30161  Airport Way Commerce Park...  Portland, OR                333,337          1,837,144           3,780,598      2,326,353
30171  4949 Meadows Building.......  Lake Oswego, OR             233,587          2,286,561          10,360,234      1,078,282
30181  Marine Drive Dist. Ctr
       III.........................  Portland, OR                                 1,760,241           4,260,978      1,454,812
30201  158th Commerce Park.........  Portland, OR                198,643          2,864,037                   0              0
30211  Nimbus Corp. Ctr............  Beaverton, OR               121,471         17,708,135          52,726,670        290,363
30221  Parkway Industrial..........  Wilsonville, OR                              1,878,731           5,619,196         20,688

          LAND,
        LAND IMP.
           AND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
        LEASEHOLD        BUILDING                       ACCUMULATED       AND/OR         LIVES
           INT.        IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       ------------   --------------   --------------   ------------   ------------   -----------
11941     2,796,397        8,389,191       11,185,588         17,477       1997             40
11951     2,686,323        7,263,117        9,949,440         15,892       1997             40
11961     1,712,464        4,630,094        6,342,558         10,406       1997             40
11991
          1,259,456        3,183,874        4,443,330          6,633       1997             40
12011       779,601        2,338,802        3,118,403         14,618       1997             40
12041     1,150,545        3,451,632        4,602,177          7,191       1997             40
12051     3,294,800        7,250,436       10,545,236         15,105       1997             40
12091    24,805,818       68,996,871       93,802,689        144,978       1997             40
20001     1,286,458        3,762,664        5,049,121      1,356,630       1980          20-40
20011     3,129,620        6,022,827        9,152,447      1,271,533       1989           5-40
20031
          1,262,572        2,511,890        3,774,462        702,403       1990           7-40
20071
          1,740,944        3,807,389        5,548,333      1,070,387       1988           3-40
20081
          4,258,674        7,243,704       11,502,379      2,099,391       1991           4-40
20111     4,517,411        4,386,222        8,903,632      1,268,681       1984           5-40
20121     2,218,399        3,500,474        5,718,873        899,742       1988           5-40
20141       451,891        1,375,033        1,826,924        285,670       1990           3-40
20151
          2,541,162        7,843,775       10,384,937        643,702       1994           5-40
20161     1,953,528        5,580,806        7,534,334        452,799       1994           4-40
20171     6,862,205       17,411,550       24,273,755      1,450,231       1994           3-40
20221     4,160,957        7,880,148       12,041,105        718,569       1995           5-40
20231     1,863,532        5,591,696        7,455,228        245,020       1996          12-40
20251     1,087,615        3,288,254        4,375,869        130,983       1996          12-40
20261
                  0        6,442,468        6,442,468        161,062       1997             40
20271     1,195,205                0        1,195,205              0       1997             40
20321
          3,136,545        9,256,994       12,393,539         77,142       1997             40
30001     2,483,105        4,397,132        6,880,237      1,688,700       1980           5-40
30011       780,261        2,973,270        3,753,531        995,717       1981          10-40
30021       132,615          771,904          904,519        357,569       1981           5-40
30041       369,011        1,140,667        1,509,678        432,077       1978           5-40
30051     2,527,306        8,387,641       10,914,947      1,956,796       1988           3-40
30071
          4,944,462        8,842,121       13,786,583      1,852,168       1990           3-40
30081       707,816        1,969,044        2,676,859        505,746       1989           5-40
30101       833,668        4,468,320        5,301,988        412,765       1994             40
30141
          1,870,511        4,325,785        6,196,296        405,082       1995           5-40
30151     1,117,248        2,101,508        3,218,756        122,188       1996           5-40
30161     2,890,094        5,054,002        7,944,096        274,206       1996           3-40
30171     3,237,428       10,518,056       13,755,484         27,902       1996             40
30181
          2,853,738        4,622,293        7,476,031         20,351       1996             40
30201     2,864,037                0        2,864,037              0       1997             40
30211    17,714,423       53,010,745       70,725,168        471,926       1997           4-40
30221     1,878,731        5,639,884        7,518,615         58,821       1997             40


                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES        LAND AND                             AND
                 PROJECT                    LOCATION         AND LIENS(1)   LEASEHOLD INTEREST     BUILDINGS      IMPROVEMENTS
                 -------                    --------         ------------   ------------------   --------------   ------------
30231  Kelley Point Distribution
       Ctr                           Portland, OR                                 4,108,593          12,325,778              0
30251  Wilsonville.................  Wilsonville, OR              75,408         10,379,970          19,739,337         75,095
40011  Cole Rd. Warehouse..........  Boise, ID                   302,376            103,617             416,506        166,205
                                                             ------------      ------------      --------------   ------------
       Total Industrial                                      $31,780,640       $271,937,760      $  664,755,333   $ 84,153,460
                                                             ------------      ------------      --------------   ------------
10001  Santa Clara Office Center
       I...........................  Santa Clara, CA         $ 1,211,172       $    187,326      $    1,392,344   $  2,647,051
10021  Santa Clara Office Center
       II..........................  Santa Clara, CA                                173,317           2,581,836      2,721,067
10031  Gateway Ofc. Phase I........  San Jose, CA                                   721,215           9,010,137      4,166,105
10051  Santa Clara Office Center
       III.........................  Santa Clara, CA                                 36,746           2,193,334      1,935,626
10081  Gateway Ofc. Phase II.......  San Jose, CA                                 1,275,102          19,544,636     14,665,000
10131  The Alameda.................  San Jose, CA                                   774,316           4,278,623        941,095
10141  Creekside Phase I...........  San Jose, CA                391,024         10,385,797           8,518,712      4,046,490
10151  North First Ofc. Ctr........  San Jose, CA                                 6,698,611           5,900,388      2,655,393
10181  455 University..............  Sacramento, CA                                 925,000           1,305,000        627,315
10211  8880 Cal Center.............  Sacramento, CA                               3,252,741           8,493,503      2,343,474
10231  740 University..............  Sacramento, CA                                 261,250             793,750        162,785
10251  Denny's Restaurant..........  Santa Clara, CA                                181,634             551,427          1,225
10281  Gateway Oaks II.............  Sacramento, CA                               1,510,137           4,258,061      1,354,031
10291  Gateway Oaks I..............  Sacramento, CA                               2,926,887           9,856,301        183,540
10311  701 University..............  Sacramento, CA                               1,051,108           3,239,007        506,139
10321  Ryan Ranch Ofc. Ctr.........  Monterey, CA                                 1,048,740           3,951,223      2,341,237
10341  The Orchard.................  Sacramento, CA                               1,505,937           4,517,810        430,394
10351  555 University..............  Sacramento, CA                               1,467,023           4,401,069        292,164
10361  575 and 601 University......  Sacramento, CA                               1,677,507           5,692,420        558,728
10391  655 University..............  Sacramento, CA                               1,147,733           3,443,200        228,357
10541  Lockheed Bldg...............  Palo Alto, CA                                1,735,789           6,264,357      1,126,913
10551  Xerox Campus................  Palo Alto, CA                                9,145,484          29,360,411      5,281,728
10561  Foothill Research Ctr.......  Palo Alto, CA                                7,474,154          30,819,577      5,592,931
10671  2180 Sand Hill Road.........  Menlo Park, CA                                 685,933           1,939,229        289,805
10681  Point West Executive Ctr....  Sacramento, CA                               2,538,020           5,952,306        874,130
10701  McCarthy....................  Milpitas, CA                  3,605            845,039           4,219,348        302,506
10751  Point West Commercenter.....  Sacramento, CA                               3,443,730           9,025,615        789,619
10851  Ryan Ranch Off-Ph II........  Monterey, CA                                   565,580           2,012,002        510,499
10891  Gateway Oaks III............  Sacramento, CA                               1,151,181           3,325,818        352,667
10981  La Jolla Centre II..........  San Diego, CA                                3,252,653          13,070,059        206,321
10991  One Pacific Heights.........  San Diego, CA                                3,089,433           8,365,526         11,720
11011  Pacific Point...............  San Diego, CA                                3,111,202           9,333,605        325,446
11021  Bayside Corporate Center....  Foster City, CA             485,563          2,455,163           7,623,408        291,091
11031  Ryan Ranch Office II Bldg
       D...........................  Monterey, CA                                   420,000           2,160,535        155,442
11051  3600 American River Dr......  Sacramento, CA                               1,059,222           4,274,450        160,093
11052  3610 American River Dr......  Sacramento, CA                                 490,859           1,963,435         19,892
11053  3620 American River Dr......  Sacramento, CA                               1,033,387           4,133,548          5,102
11061  Inwood Business Park........  Irvine, CA                                   2,232,769           8,955,666        258,519
11141  Carmel Valley Centre........  San Diego, CA                                2,792,159          11,223,607        284,788
11151  2290 North First Street.....  San Jose, CA                                 1,222,335           4,891,759         87,129

          LAND,
        LAND IMP.
           AND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
        LEASEHOLD        BUILDING                       ACCUMULATED       AND/OR         LIVES
           INT.        IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       ------------   --------------   --------------   ------------   ------------   -----------
30231
          4,108,593       12,325,778       16,434,371        102,715       1997             40
30251    10,379,970       19,814,432       30,194,402         46,816       1997             40
40011       114,465          571,863          686,328        254,124       1976          16-40
       ------------   --------------   --------------   ------------
       $296,146,099   $  724,783,785   $1,020,929,883   $ 70,022,794
       ------------   --------------   --------------   ------------
10001
       $    806,700   $    3,452,928   $    4,259,628   $  1,057,473       1977           3-40
10021
            931,364        4,568,232        5,499,596      1,651,826       1980           2-40
10031     1,552,569       12,372,689       13,925,257      4,601,399       1981           3-40
10051
            623,340        3,556,356        4,179,696      1,212,805       1981           3-40
10081     3,829,146       31,681,601       35,510,747     10,323,713       1983           3-40
10131       966,236        5,027,798        5,994,034      1,570,873       1984           3-40
10141    10,965,419       11,989,446       22,954,866      3,247,768       1985           5-40
10151     6,973,869        8,280,522       15,254,392      2,351,934       1985           3-40
10181       993,704        1,915,538        2,909,242        472,131       1987           3-40
10211     3,804,401       10,346,247       14,150,648      2,212,640       1989           3-40
10231       280,701          949,913        1,230,614        249,324       1987           3-40
10251       181,634          552,652          734,286        135,706       1988          34-40
10281     1,996,441        5,142,028        7,138,469      1,387,423       1992           3-40
10291     2,938,968       10,092,713       13,031,681      1,958,311       1990           2-40
10311     1,247,111        3,549,142        4,796,253        928,136       1991           3-40
10321     2,093,355        5,280,216        7,373,571      1,640,186       1992           3-40
10341     1,539,497        4,914,644        6,454,141        977,219       1990           3-40
10351     1,484,661        4,681,119        6,165,780        934,493       1990           3-40
10361     1,915,967        6,069,259        7,985,227      1,262,326       1990           3-40
10391     1,159,673        3,696,629        4,856,302        871,131       1990           2-40
10541     1,735,789        7,391,270        9,127,059      1,658,590       1993           8-40
10551     9,145,484       34,642,139       43,787,623      7,367,895       1993           8-40
10561     7,474,154       36,412,508       43,886,662      8,549,768       1993           6-40
10671       753,570        2,168,742        2,922,312        945,106       1973           3-40
10681     2,573,522        6,792,320        9,365,842        718,634       1994          10-40
10701       845,039        4,521,853        5,366,892        421,643       1994           1-40
10751     3,443,730        9,815,234       13,258,964        902,153       1994           4-40
10851       565,580        2,522,502        3,088,082        292,116       1995           3-40
10891     1,161,264        3,668,403        4,829,667        172,065       1995           2-40
10981     3,268,743       13,266,160       16,534,903        757,289       1995           4-40
10991     3,101,153        8,365,526       11,466,680        453,360       1995           4-40
11011     3,111,202        9,659,051       12,770,253        613,598       1995           4-40
11021     2,465,778        7,903,884       10,369,662        451,260       1996           7-40
11031
            420,000        2,315,977        2,735,977         75,289       1996           5-40
11051     1,059,222        4,441,526        5,500,747        241,803       1995          12-40
11052       490,859        1,986,684        2,477,543        108,066       1995           5-40
11053     1,033,387        4,145,469        5,178,856        216,231       1995          12-40
11061     2,251,304        9,195,650       11,446,955        517,263       1995           3-40
11141     2,796,624       11,503,930       14,300,555        577,022       1996           1-40
11151     1,222,335        4,978,888        6,201,223        213,886       1996             40


                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES        LAND AND                             AND
                 PROJECT                    LOCATION         AND LIENS(1)   LEASEHOLD INTEREST     BUILDINGS      IMPROVEMENTS
                 -------                    --------         ------------   ------------------   --------------   ------------
11171  Dove Street.................  Newport Beach, CA                            1,569,792           6,283,219         45,185
11221  Fairchild Corporate
       Center......................  Irvine, CA                                   2,011,443           8,054,128        299,075
11271  One Pacific Plaza...........  Huntington Beach, CA                         2,020,971           8,088,154         20,457
11301  Fidelity Plaza..............  Sacramento, CA                               1,354,983           3,695,222              0
11311  Central Park Plaza..........  Santa Clara, CA             184,291          9,456,552          24,937,956         42,700
11321  Corona Corporate Center.....  Corona, CA                                     743,147           2,986,626         11,980
11331  Wood Island Office
       Complex.....................  Larkspur, CA                 62,939          3,796,146          10,090,937         90,251
11341  One Lakeshore Centre........  Ontario, CA                  69,341          3,899,948          15,321,532         43,556
11351  Pacific View Plaza..........  San Diego, CA                                1,404,336           3,808,865        123,326
11381  La Place Court..............  Carlsbad, CA                                 1,467,057           5,868,303        202,359
11391  Carmel View Office Plaza....  San Diego, CA                                1,426,649           5,706,594              0
11401  The City....................  Orange, CA                                   5,586,737          22,370,476        697,373
11431  Centerpark Plaza Two........  San Diego, CA                                  882,852           3,531,407              0
11451  Camino West.................  Carlsbad, CA                                   980,334           3,921,333         30,271
11471  Emeryville Towers...........  Emeryville, CA                              25,344,479         100,357,313        195,746
11481  Brea Park Centre............  Brea, CA                                     2,905,070           7,865,273        287,514
11501  The City....................  Orange County, CA                            1,309,617           5,248,210              0
11511  555 Twin Dolphin Plaza......  Redwood City, CA                             8,181,629          32,696,657              0
11521  Metro Plaza.................  San Jose, CA             24,780,898         14,789,132          59,182,491         19,894
11531  1740 Technology.............  San Jose, CA             21,261,808          7,918,598          31,678,718         53,378
11541  Fountaingrove...............  Santa Rosa, CA               12,262          4,391,945          11,841,364         54,900
11561  Sierra Point................  Brisbane, CA                369,277          2,429,943           8,198,137              0
11571  Pasadena Financial..........  Pasadena, CA                                 5,352,439          21,413,447              0
11581  Century Square..............  Pasadena, CA                                 8,318,792          33,284,001              0
11591  Brea Corporate Plaza........  Brea, CA                                     2,958,418           8,000,717         31,421
11621  Point West Corp Center I....  Sacramento, CA                               4,388,722          11,865,803              0
11641  McKesson Building...........  Pasadena, CA                                 5,159,033          13,949,317              0
11651  Point West Corp Center II...  Sacramento, CA                               1,000,000                                  0
11671  Arboretum Courtyard.........  Santa Monica, CA                             5,718,678                   0              0
11681  Lafayette Terrace...........  Lafayette, CA                                2,037,282           5,508,225              0
11691  Brea Place..................  Brea, CA                                     5,254,525          14,206,679              0
11711  Sepulveda Center............  Los Angeles, CA                              5,046,469          20,186,465              0
11721  Brea Corporate Place........  Brea, CA                                     1,788,158          41,041,733              0
11781  790 E Colorado Ave..........  Pasadena, CA                                 3,867,021          15,468,209              0
11791  Tower Seventeen.............  Irvine, CA                                   4,011,677          36,105,751              0
11801  Gateway Oaks IV.............  Sacramento, CA                               1,091,445                   0              0
11811  Noble Corporate Plaza.......  San Diego, CA                                4,511,165          12,197,775              0
11821  Carlsbad Ranch..............  Carlsbad, CA                                 3,873,656                   0              0
11831  San Mateo Baycenter.........  San Mateo, CA                                2,464,154          10,422,627        486,426
11841  Treat Towers................  Walnut Creek, CA          1,372,500          4,089,868                   0              0
11851  Johnson Ranch Corp Centre...  Roseville, CA             1,085,000          5,707,610          13,246,387              0
11861  100 Moffett.................  Mountain View, CA                            1,140,758           3,084,373              0
11921  East Hills Office Park......  Anaheim, CA                                  2,166,615           5,857,884              0
11931  Stadium Towers Plaza........  Anaheim, CA                                  3,909,588          35,185,683              0

          LAND,
        LAND IMP.
           AND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
        LEASEHOLD        BUILDING                       ACCUMULATED       AND/OR         LIVES
           INT.        IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       ------------   --------------   --------------   ------------   ------------   -----------
11171     1,569,792        6,328,405        7,898,196        246,270       1996             40
11221
          2,028,596        8,357,118       10,385,715        295,343       1996           3-40
11271     2,020,971        8,108,611       10,129,582        236,914       1996             40
11301     1,354,983        3,713,552        5,068,535        139,619       1996             40
11311     9,456,552       24,981,056       34,437,608        679,303       1996             40
11321       743,147        2,998,607        3,741,754         77,994       1996             40
11331
          3,796,146       10,181,188       13,977,335        252,462       1996             40
11341     3,899,948       15,365,088       19,265,036        390,028       1996             40
11351     1,404,336        3,932,192        5,336,528        111,929       1996             40
11381     1,467,057        6,070,663        7,537,720        152,682       1997           4-30
11391     1,426,649        5,706,594        7,133,243        130,776       1997             40
11401     5,586,737       23,092,907       28,679,644        926,895       1996             40
11431       882,852        3,531,407        4,414,259         80,928       1997             40
11451       980,334        3,951,604        4,931,937         93,504       1997             40
11471    25,344,479      100,553,058      125,897,537      2,334,536       1997             40
11481     2,905,070        8,152,788       11,057,857        234,719       1997             40
11501     1,309,617        5,248,210        6,557,827        196,715       1996             40
11511     8,181,629       32,699,579       40,881,208        749,396       1997             40
11521    14,789,132       59,210,974       74,000,106      1,235,983       1997             40
11531     7,918,598       31,738,856       39,657,454        665,744       1997             40
11541     4,391,945       11,897,492       16,289,437        226,474       1997             40
11561     2,429,943        8,198,137       10,628,080        136,636       1997             40
11571     5,352,439       21,415,448       26,767,887        401,502       1997             40
11581     8,318,792       33,286,002       41,604,795        624,075       1997             40
11591     2,958,418        8,032,138       10,990,555        134,218       1997             40
11621     4,388,722       11,873,373       16,262,095        198,079       1997             40
11641     5,159,033       13,950,189       19,109,223        203,428       1997             40
11651     1,000,000                0        1,000,000              0       1997             40
11671     5,718,678                0        5,718,678              0       1997             40
11681     2,037,282        5,508,225        7,545,508         68,853       1997             40
11691     5,254,525       14,206,679       19,461,204        147,986       1997             40
11711     5,046,469       20,186,465       25,232,934        168,221       1997             40
11721     1,788,158       41,041,733       42,829,892        427,518       1997             40
11781     3,867,021       15,468,209       19,335,230        128,902       1997             40
11791     4,011,677       36,105,751       40,117,428        225,661       1997             40
11801     1,091,445                0        1,091,445              0       1997             40
11811     4,511,165       12,197,775       16,708,939        101,648       1997             40
11821     3,873,656                0        3,873,656              0       1997             40
11831     2,592,989       10,792,402       13,385,391      3,435,696       1995           3-40
11841     4,089,868                0        4,089,868              0       1997             40
11851     5,707,610       13,246,387       18,953,997         82,790       1997             40
11861     1,140,758        3,084,373        4,225,131          6,426       1997             40
11921     2,166,615        5,857,884        8,024,498         12,935       1997             40
11931     3,909,588       35,185,683       39,095,271         75,179       1997             40


                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES        LAND AND                             AND
                 PROJECT                    LOCATION         AND LIENS(1)   LEASEHOLD INTEREST     BUILDINGS      IMPROVEMENTS
                 -------                    --------         ------------   ------------------   --------------   ------------
11971  Centerpoint Irvine I........  Irvine, CA                                   1,427,562           3,859,706              0
12031  East Roseville Parkway......  Roseville, CA                                1,563,207                   0              0
12061  Park Plaza..................  San Diego, CA                                2,570,283           6,952,094              0
12071  La Jolla Centre I...........  La Jolla, CA                                 2,956,723          26,610,508              0
12081  Vintage Park Office.........  Foster City, CA             539,285          7,138,571          17,842,517              0
12101  Ryan Ranch Office Lot 2.....  Monterey, CA                                 1,486,666                   0              0
12111  Douglas Corporate Center....  Roseville, CA               850,036          3,468,131          10,960,024           (560)
12121  San Mateo Baycenter II......  San Mateo, CA            10,967,089          1,235,114           6,991,110     10,994,434
12131  Stadium Towers Land.........  Anaheim, CA                                  3,652,063                                  0
12141  East Hills Land.............  Anaheim, CA                                  1,720,330                                  0
12151  Commerce Pointe Land........  Ontario, CA                 533,909          3,298,543                                  0
12161  Port Plaza Land.............  W Sacramento, CA            533,030          1,853,178                                  0
12171  Concord N Commerce Ctr II...  Concord, CA                                    900,110                 772              0
12181  11999 San Vicente...........  Los Angeles, CA                              3,386,706           9,156,651              0
20021  Federal Way Office..........  Fed Way, WA                                    297,202             765,990        182,405
20041.. Bellevue Gtwy I............. Bellevue, WA                                 2,681,773           6,064,829      7,284,053
20051  Bellevue Gateway II.........  Bellevue, WA                                 1,201,588           4,859,552      2,596,943
20061  Main Street Office..........  Bellevue, WA                 13,081          1,917,015           1,385,821        506,312
20181  North Creek Parkway
       Centre......................  Bothell, WA                                  6,104,971          16,506,048        120,670
20211  Bellefield Office...........  Park Bellevue, WA        12,525,504          5,533,331          20,479,015      7,271,167
20241  10700 Building..............  Bellevue, WA                 16,256             24,384           4,661,175              0
20281  ABAM Building...............  Federal Way, WA                              1,331,876           3,601,580              0
20311  Washington Park I & II......  Federal Way, WA                              2,116,789           4,032,231              0
20341  Southgate Office Plaza I, II
       & III.......................  Renton, WA                                   4,972,175          26,037,186              0
20351  Plaza Center................  Bellevue, WA                                 8,118,310          72,514,112              0
30091  5550 Macadam Office.........  Portland, OR                                   764,081           3,646,922        256,834
30111  River Forum.................  Portland, OR                                 2,462,767          16,637,177        832,611
30121  Kruse Way...................  Portland, OR                      0          2,785,451           7,911,320        763,332
30131  4004 S.W. Kruse Way Place     Lake Oswego, OR                   0            981,486           4,012,304      1,538,304
30191  Riverside Centre............  Portland, OR                                                     9,284,496         40,010
30241  One Pacific Square..........  Portland, OR                                 3,531,661          31,537,204              0
30261  Kruseway Plaza I & II.......  Lake Oswego, OR                              4,048,414          10,945,715              0
30271  Kruse Woods.................  Lake Oswego, OR                             23,364,054          63,160,726         13,303
30281  4800 Meadows Lake...........  Oswego, OR                                      69,674                   0              0
40001  Key Financial Tower.........  Boise, ID                                      236,500           2,864,931      5,599,189
                                                            ------------       ------------      --------------   ------------
       Total Office................                         $ 77,267,870       $382,880,341      $1,348,876,752   $100,468,373
                                                            ------------       ------------      --------------   ------------
       Grand Totals................                         $109,048,510       $654,818,101      $2,013,632,085   $184,621,833
                                                            ============       ============      ==============   ============

          LAND,
        LAND IMP.
           AND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
        LEASEHOLD        BUILDING                       ACCUMULATED       AND/OR         LIVES
           INT.        IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       ------------   --------------   --------------   ------------   ------------   -----------
11971     1,427,562        3,859,706        5,287,268          8,041       1997             40
12031     1,563,207                0        1,563,207              0       1997             40
12061     2,570,283        6,952,094        9,522,377         28,967       1997             40
12071     2,956,723       26,610,508       29,567,231        110,877       1997             40
12081     7,138,571       17,842,517       24,981,088         37,491       1997             40
12101     1,486,666                0        1,486,666              0       1997             40
12111     3,468,131       10,959,465       14,427,596         22,832       1997             40
12121     3,410,659       15,822,868       19,233,527      2,933,804       1997             40
12131     3,652,063                0        3,652,063              0       1997             40
12141     1,720,330                0        1,720,330              0       1997             40
12151     3,298,543                0        3,298,543              0       1997             40
12161     1,853,178                0        1,853,178              0       1997             40
12171       900,110              772          900,882              0       1997             40
12181     3,386,706        9,156,651       12,543,357         19,076       1997             40
20021       297,202          948,395        1,245,597        188,209       1989          20-40
20041     4,526,668       11,503,987       16,030,655      3,017,147       1985           2-40
20051     1,867,498        6,901,076        8,768,574      1,624,358       1988           3-40
20061     1,927,586        1,901,029        3,828,615        388,187       1990           2-40
20181
          6,120,611       16,644,805       22,765,416        384,077       1997           5-40
20211     6,470,273       27,032,219       33,502,491      1,759,846       1995           3-40
20241        24,384        4,661,175        4,685,559        184,369       1996             40
20281     1,331,876        3,601,580        4,933,456          7,504       1997             40
20311     2,116,789        4,032,231        6,149,021         33,602       1997             40
20341
          4,972,175       26,037,186       31,009,361        162,810       1997             40
20351     8,118,310       72,514,112       80,632,421        302,142       1997             40
30091       765,082        3,918,620        4,683,702        861,642       1990           3-40
30111     2,462,767       17,469,788       19,932,555      1,779,854       1994           5-40
30121     2,825,101        8,635,002       11,460,102        747,831       1994           5-40
30131     1,422,662        5,109,432        6,532,093        549,336       1995           3-40
30191             0        9,324,506        9,324,506        194,816       1997             40
30241     3,531,661       31,537,204       35,068,865         66,640       1997             40
30261     4,048,414       10,945,715       14,994,129         22,958       1997             40
30271    23,364,054       63,174,028       86,538,083        132,951       1997             40
30281        69,674                0           69,674              0       1997             40
40001       302,677        8,426,942        8,729,619      3,120,583       1977           5-40
       ------------   --------------   --------------   ------------
       $398,475,111   $1,434,797,800   $1,833,272,912   $ 99,027,769
       ------------   --------------   --------------   ------------
       $694,621,210   $2,159,581,585   $2,854,202,795   $169,050,562
       ============   ==============   ==============   ============

---------------
(1) Includes assessment bonds payable

                            SPIEKER PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
REAL ESTATE:
  Balance at beginning of year.........................  $1,315,060    $1,098,871    $  870,613
     Acquisition of properties and limited partners'
       interests.......................................   1,526,012       340,298       185,862
     Improvements......................................     127,889        67,537        46,058
     Cost of real estate disposed of...................     (15,804)      (42,206)           --
     Property held for disposition.....................      (6,250)     (133,971)           --
     Disposition of and write-off of fully depreciated
       property........................................      (3,196)      (15,469)       (3,662)
                                                         ----------    ----------    ----------
  Balance at end of year...............................  $2,943,711    $1,315,060    $1,098,871
                                                         ==========    ==========    ==========
ACCUMULATED DEPRECIATION:
  Balance at beginning of year.........................  $  127,701    $  124,612    $   99,786
     Depreciation expense..............................      48,536        33,487        28,488
     Disposal of property..............................      (3,834)       (3,102)           --
     Property held for disposition.....................        (156)      (11,827)           --
     Disposition of and write-off of fully depreciated
       property........................................      (3,196)      (15,469)       (3,662)
                                                         ----------    ----------    ----------
  Balance at end of year...............................  $  169,051    $  127,701    $  124,612
                                                         ==========    ==========    ==========


The aggregate cost for federal income tax purposes of real estate as of December 31, 1997 was $2,711,789.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPIEKER PROPERTIES, INC.
                                          (Registrant)

Dated: March 25, 1998                                  /s/ WARREN E. SPIEKER, JR.
                                       -----------------------------------------------------------
                                                         Warren E. Spieker, Jr.
                                       Chairman of the Board, Director and Chief Executive Officer

Dated: March 25, 1998                                      /s/ CRAIG G. VOUGHT
                                       -----------------------------------------------------------
                                                             Craig G. Vought
                                          Executive Vice President and Chief Financial Officer

Dated: March 25, 1998                                      /s/ JOHN K. FRENCH
                                       -----------------------------------------------------------
                                                             John K. French
                                         Director, Executive Vice President and Chief Operating
                                                                 Officer

Dated: March 25, 1998                                       /s/ ELKE STRUNKA
                                       -----------------------------------------------------------
                                                              Elke Strunka
                                             Vice President and Principal Accounting Officer

Dated: March 25, 1998                                     /s/ DAVID M. PETRONE
                                       -----------------------------------------------------------
                                                            David M. Petrone
                                                                Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 25th day of March, 1998.

                                                 SPIEKER PROPERTIES, INC.

                                          By:       /s/ ELKE STRUNKA

                                            ------------------------------------
                                                        Elke Strunka
                                            Vice President and Principal
                                              Accounting Officer

                                 EXHIBIT INDEX

                                                                           SEQUENTIALLY
                                                                             NUMBERED
    NUMBER                           DESCRIPTION                               PAGE
    ------                           -----------                           ------------
     3.1     Articles of Incorporation of Spieker Properties, Inc.(1)....
     3.1A    Articles of Amendment of Spieker Properties, Inc.
             (incorporated by reference to Exhibit 3.1A to Spieker
             Properties, Inc.'s Report on Form 10-K for the year ended
             December 31, 1996)..........................................
     3.2     Bylaws of Spieker Properties, Inc.(1).......................
     3.3     Articles Supplementary of Spieker Properties, Inc. for
             Series A Preferred Stock (incorporated by reference to
             Exhibit 4.2 to Spieker Properties, Inc.'s Report on Form
             10-Q for the quarter ended March 31, 1994)..................
     3.4     Articles Supplementary of Spieker Properties, Inc. for Class
             B Common Stock (incorporated by reference to Exhibit 4.2 to
             Spieker Properties, Inc.'s Report on Form 10-Q for the
             quarter ended March 31, 1995)...............................
     3.5     Articles Supplementary of Spieker Properties, Inc. for the
             Series B Preferred Stock(2).................................
     3.6     Articles Supplementary of Spieker Properties, Inc. for the
             Class C Common Stock(2).....................................
     3.7     Articles Supplementary of Spieker Properties, Inc. for the
             Series C Preferred Stock (incorporated by reference to
             Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form
             10-Q for the quarter ended September 30, 1997)..............
     4.1     Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation
             S-K(1)......................................................
     4.2     Intentionally omitted.......................................
     4.3     Series A Preferred Stock Purchase Agreement, (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s
             Form 10-Q Report for the quarter ended March 31, 1994)......
     4.4     Investor Rights Agreement relating to A Series Preferred
             Stock (incorporated by reference to Exhibit 4.3 to Spieker
             Properties, Inc.'s Form 10-Q Report for the quarter ended
             March 31, 1994).............................................
     4.5     Indenture dated as December 6, 1995, among Spieker
             Properties, L.P., Spieker Properties, Inc. and State Bank
             and Trust, as Trustee(2)....................................
     4.6     First Supplemental Indenture relating to the 2000 Notes, the
             2000 Note and Guarantee(2)..................................
     4.7     Second Supplemental Indenture relating to the 2001 Notes,
             2001 Note and Guarantee(2)..................................
     4.8     Third Supplemental Indenture relating to the 2002 Notes, the
             2002 Note and Guarantee(2)..................................
     4.9     Fourth Supplemental Indenture relating to the 2004 Notes and the 2004 Note(2)............................................
     4.10    Class B Common Stock Purchase Agreement (incorporated by
             reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form
             10-Q Report for the quarter ended March 31, 1994)...........
     4.11    Investor's Rights Agreement relating to Class B Common
             Stocks (incorporated by reference to Exhibit 4.3 to Spieker
             Properties, Inc.'s Form 10-Q Report for the quarter ended
             March 31, 1994).............................................
     4.12    Class C Common Stock Purchase Agreement(2)..................
     4.13    Investor's Rights Agreement relating to Class C Common
             Stock(2)....................................................

                                                                           SEQUENTIALLY
                                                                             NUMBERED
    NUMBER                           DESCRIPTION                               PAGE
    ------                           -----------                           ------------
     4.14    Fifth Supplemental Indenture relating to the Medium Term
             Note Program and Forms of Medium Term Notes (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1996).......................................................
     4.15    Sixth Supplemental Indenture relating to the 7 1/8% Notes
             Due 2006 (incorporated by reference to Exhibit 4.1 of
             Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19, 1996)...................
     4.16    Seventh Supplemental Indenture relating to the 7 7/8% Notes
             Due 2016 (incorporated by reference to Exhibit 4.2 of
             Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19, 1996)...................
     4.17    Eighth Supplemental Indenture relating to the 7.125% Notes
             Due 2009 (incorporated by reference to Exhibit 4.9 of
             Spieker Properties, Inc's Registration statement on Form S-3
             (File No. 333-35997)).......................................
     4.18    Ninth Supplemental Indenture relating to the 7.50%
             Debentures Due 2027 (incorporated by reference to Exhibit
             4.1 Spieker Properties, Inc.'s Report on Form 10-Q for the
             quarter ended September 30, 1997)...........................
     4.19    Tenth Supplemental Indenture relating to the 7.35%
             Debentures Due 2017 (incorporated by reference to Exhibit
             4.1 Spieker Properties, Inc.'s Current Report on Form 8-K
             dated January 30, 1998).....................................
     4.20    Eleventh Supplemental Indenture relating to the 6.75% Notes
             Due 2008 (incorporated by reference to Exhibit 4.2 Spieker
             Properties, Inc.'s Current Report on Form 8-K dated January
             30, 1998)...................................................
     4.21    Twelfth Supplemental Indenture relating to the 6.875% Notes
             Due 2006 (incorporated by reference to Exhibit 4.3 Spieker
             Properties, Inc.'s Current Report on Form 8-K dated January
             30, 1998)...................................................
     4.22    Thirteenth Supplemental Indenture relating to the 7% Notes
             Due 2007 (incorporated by reference to Exhibit 4.1 Spieker
             Properties, Inc.'s Current Report on Form 8-K dated January
             30, 1998)...................................................
    10.1     Second Amended and Restated Agreement of Limited Partnership
             of Spieker Properties, L.P. ................................
    10.2     First Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Spieker Properties, L.P. ............
    10.3     Credit Agreement among Spieker Properties, L.P., as
             borrower, Wells Fargo Bank, as Agent, Morgan Guaranty Trust
             Company of New York, as Documentation Agent, and the lenders named therein, dated as of August 8, 1997, and Loan Notes
             pursuant to such Credit Agreement (incorporated by
             referenced to Exhibit 10.16 to Spieker Properties, Inc.'s
             Current Report on Form 8-K dated September 22, 1997)).......
    10.4*    Form of Employment Agreement between the Company and each of
             Warren E. Spieker, Jr., John K. French, Bruce E. Hosford,
             and Dennis E. Singleton(1)..................................
    10.5*    Form of Spieker Merit Plan(1)...............................
    10.6*    Amended and Restated Spieker Properties, Inc. 1993 Stock
             Incentive Plan (incorporated by reference to Exhibit 4.3 to
             Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1996)............................

                                                                           SEQUENTIALLY
                                                                             NUMBERED
    NUMBER                           DESCRIPTION                               PAGE
    ------                           -----------                           ------------
    10.7     Form of Indemnification Agreement between Spieker
             Properties, Inc. and its directors and officers
             (incorporated by reference to Exhibit 10.21 to Spieker
             Properties, Inc.'s Registration Statement on Form S-11 (File
             No. 33-67906))..............................................
    10.8     Form of Land Holding Agreement among Spieker Properties,
             Inc., Spieker Northwest, Inc., Spieker Properties, L.P. and
             owner of the applicable Land Holding (incorporated by
             reference to Exhibit 10.22 to Spieker Properties, Inc.'s
             Registration Statement on Form S-11 (File No. 33-67906))....
    10.9*    Form of Employee Stock Incentive Pool (incorporated by
             reference to Exhibit 10.35 to Spieker Properties, Inc.'s
             Registration Statement on Form S-11 (File No. 33-67906))....
    10.10    Form of Excluded Property Agreement between the Operating
             Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s
             Registration Statement on Form S-11 (File No. 33-67906))....
    10.11*   Amended and Restated Spicker Properties, Inc. 1993
             Directors' Stock Option Plan (incorporated by reference to
             Exhibit 4.2 top Spicker Properties, Inc.'s Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1996)...........
    12.1     Schedule of Computation of Ratio of Earnings to Combined
             Fixed Charges and Preferred Dividends.......................
    21.1     List of Subsidiaries of Spicker Properties, Inc. ...........
    23.1     Consent of Independent Public Accountants...................

---------------

 *  Indicate management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.