Form 10-Q
period 1998-03-31
SPIEKER PROPERTIES INC
filed 1998-05-15
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12528


                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MARYLAND                                       94-3185802
------------------------------------------------             ------------------
       (State or other jurisdiction of                          (IRS Employer
       incorporation or organization)                        Identification No.)


        2180 SAND HILL ROAD, MENLO PARK, CA                         94025
------------------------------------------------             ------------------
     (Address of principal executive offices)                     (Zip code)


                                 (650) 854-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].    No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

58,752,847 shares of Common Stock, $0.0001 par value as of May 8, 1998. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of May 8, 1998. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of May 8, 1998.


Page 1 of 22
Exhibit Index is located on Page 23.

                            SPIEKER PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                                      Page No.
                                                                                      --------
PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements.........................................................   3

           Consolidated Balance Sheets as of March 31, 1998, and December 31, 1997......   4
           Consolidated Statements of Operations for the Three Months
             Ended March 31, 1998 and 1997..............................................   6
           Consolidated Statement of Stockholders' Equity for the Three Months
             Ended March 31, 1998.......................................................   7
           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997..............................................   8
           Notes to Consolidated Financial Statements...................................   9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................................  16

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.............................................  21
   Signatures...........................................................................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, Inc. (the "Company"):

 (i)   Consolidated Balance Sheets as of March 31, 1998, and December 31, 1997

 (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and 1997

 (iii) Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1998

 (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997

 (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K for the year ended December 31, 1997.

                                   SPIEKER PROPERTIES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1998, AND DECEMBER 31, 1997
                                    (dollars in thousands)

                                            ASSETS


                                                         March 31, 1998   December 31, 1997
                                                         --------------   -----------------
                                                          (unaudited)
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests          $   861,659       $   694,621
  Buildings and improvements                                 2,576,066         2,159,581
  Construction in progress                                     117,321            89,509
                                                           -----------       -----------
                                                             3,555,046         2,943,711
  Less - Accumulated depreciation                             (183,639)         (169,051)
                                                           -----------       -----------
                                                             3,371,407         2,774,660
  Investments in mortgages                                     256,823           271,675
  Property held for disposition, net                            15,776            37,186
                                                           -----------       -----------
     Net investments in real estate                          3,644,006         3,083,521

CASH AND CASH EQUIVALENTS                                       21,042            22,628

ACCOUNTS RECEIVABLE, net of allowance for
  doubtful accounts of $301 and $260 as of
  March 31, 1998, and December 31, 1997, respectively            9,158             8,661

DEFERRED RENT RECEIVABLE                                         6,898             5,276

RECEIVABLE FROM AFFILIATES                                         643               294

DEFERRED FINANCING AND LEASING COSTS, net
  of accumulated amortization of $10,918
  and $10,036 as of March 31, 1998, and December
  31, 1997,  respectively                                       35,426            30,983

FURNITURE, FIXTURES AND EQUIPMENT, net                           3,628             3,375

PREPAID EXPENSES AND OTHER ASSETS                               27,200            50,892

INVESTMENT IN AFFILIATE                                         32,130            37,304
                                                           -----------       -----------
                                                           $ 3,780,131       $ 3,242,934
                                                           ===========       ===========


               The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1998, AND DECEMBER 31, 1997
                   (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      March 31, 1998   December 31, 1997
                                                                      --------------   -----------------
                                                                       (unaudited)
DEBT
  Unsecured notes                                                       $ 1,411,500       $ 1,135,000
  Unsecured short-term borrowings                                           321,000           200,000
  Mortgage loans                                                            115,354            96,502
                                                                        -----------       -----------
     Total debt                                                           1,847,854         1,431,502
                                                                        -----------       -----------

ASSESSMENT BONDS PAYABLE                                                     12,698            12,672
ACCOUNTS PAYABLE                                                             15,456             9,519
ACCRUED REAL ESTATE TAXES                                                     7,327             1,003
ACCRUED INTEREST                                                             31,503            21,541
UNEARNED RENTAL INCOME                                                       16,121            13,712
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                          43,124            41,110
OTHER ACCRUED EXPENSES AND LIABILITIES                                       42,065            32,034
                                                                        -----------       -----------
  Total liabilities                                                       2,016,148         1,563,093
                                                                        -----------       -----------

MINORITY INTERESTS                                                          202,482           186,013
                                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES                                                    --                --

STOCKHOLDERS' EQUITY
  Series A Preferred Stock: convertible, cumulative, $.0001 par value, 1,000,000 shares authorized, issued and outstanding,
   $25,000 liquidation preference                                            23,949            23,949

  Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and
   outstanding, $106,250 liquidation preference                             102,064           102,064

  Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000 shares authorized, issued and outstanding,
   $150,000 liquidation preference                                          145,959           145,959

  Common Stock: $.0001 par value, 660,500,000 shares authorized,
   57,467,853 and 55,772,632 shares issued and outstanding as of
   March 31, 1998, and December 31, 1997, respectively                            6                 5

  Class B Common Stock: $.0001  par  value, 2,000,000 shares
   authorized, issued and outstanding                                            --                --

  Class C Common  Stock: $.0001  par  value, 1,500,000 shares
   authorized, 1,176,470 issued and outstanding                                  --                --

  Excess Stock: $.0001  par value per share, 330,000,000 shares
   authorized, no shares issued or outstanding                                   --                --

  Additional paid-in capital                                              1,290,648         1,223,229
  Deferred compensation                                                      (1,357)           (1,378)
  Retained earnings                                                             232                --
                                                                        -----------       -----------
     Total stockholders' equity                                           1,561,501         1,493,828
                                                                        -----------       -----------
                                                                        $ 3,780,131       $ 3,242,934
                                                                        ===========       ===========


               The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                March 31
                                                        ------------------------
                                                           1998           1997
                                                        ---------       --------
REVENUES
  Rental income                                         $ 117,637       $ 64,461
  Interest and other income                                 7,670          1,956
                                                        ---------       --------
                                                          125,307         66,417
                                                        ---------       --------
OPERATING EXPENSES
  Rental expenses                                          24,389         11,672
  Real estate taxes                                         9,300          5,254
  Interest expense, including amortization of
   finance costs                                           29,267         12,013
  Depreciation and amortization                            19,586         10,599
  General and administrative and other expenses             4,822          3,067
                                                        ---------       --------
                                                           87,364         42,605
                                                        ---------       --------
  Income from operations before disposition of
   property and minority interests                         37,943         23,812
                                                        ---------       --------

GAIN ON DISPOSITION OF PROPERTY                             9,026          1,489
                                                        ---------       --------

  Income from operations before minority interests         46,969         25,301
                                                        ---------       --------

MINORITY INTERESTS' SHARE IN NET INCOME                    (5,742)        (3,097)
                                                        ---------       --------

  Net income                                               41,227         22,204
                                                        ---------       --------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                   (695)          (572)
  Series B Preferred Stock                                 (2,510)        (2,510)
  Series C Preferred Stock                                 (2,953)            --
                                                        ---------       --------
  Net income available to Common Stockholders           $  35,069       $ 19,122
                                                        =========       ========

INCOME PER SHARE OF COMMON STOCK
     Net income - basic                                 $     .58       $    .44
                                                        =========       ========
     Net income - diluted                               $     .58       $    .43
                                                        =========       ========

DIVIDENDS PER SHARE
  Series A Preferred Stock                              $     .70       $    .57
                                                        =========       ========
  Series B Preferred Stock                              $     .59       $    .59
                                                        =========       ========
  Series C Preferred Stock                              $     .49       $     --
                                                        =========       ========
  Common Stock, including Class B and Class C           $     .58       $    .51
                                                        =========       ========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPETIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (dollars in thousands)
                                   (UNAUDITED)

                           Series A,
                           Series B       Common     Class B    Class C
                         and Series C     Stock       Common     Common   Common    Additional                Retained
                            Preferred     Shares      Stock      Stock   Stock Par   Paid-in     Deferred     Earnings
                             Stock                    Shares     Shares    Value     Capital   Compensation  (Deficit)      Total
                          ----------- ----------  ----------   --------- --------- ----------- ------------  ---------  -----------
BALANCE AT DECEMBER 31,
  1997                     $271,972   55,772,632   2,000,000   1,176,470    $5     $1,223,229    $(1,378)    $     --   $ 1,493,828
 Common Stock Offering           --    1,319,660          --          --     1         52,182         --           --        52,183
 Common Stock Issued
   for Property                  --      165,985          --          --     -          6,900         --           --         6,900
 Conversion of Operating
   Partnership Units to
   Common Stock                  --        7,500          --          --     -             --         --           --            --
 Stock Options Exercised         --      115,675          --          --     -          2,465         --           --         2,465
 Restricted Stock Grant          --       86,401          --          --     -             --         --           --            --
 Amortization of Deferred
  Compensation                   --           --          --          --     -             --         21           --            21
 Allocation from minority
   interests                     --           --          --          --     -          5,872         --           --         5,872
 Dividends Declared              --           --          --          --     -             --         --      (40,995)      (40,995)
 Net Income                      --           --          --          --     -             --         --       41,227        41,227
                           --------   ----------   ---------   ---------    --     ----------    -------     --------   -----------

BALANCE AT MARCH 31, 1998  $271,972   57,467,853   2,000,000   1,176,470    $6     $1,290,648    $(1,357)    $    232   $ 1,561,501
                           ========   ==========   =========   =========    ==     ==========    =======     ========   ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                            Three Months
                                                                            Ended March 31
                                                                     -------------------------
                                                                        1998           1997
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $  41,227       $  22,204
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                         19,586          10,599
  Amortization of prepaid interest and deferred financing costs            519             268
  Non-cash compensation                                                     21             199
  Minority share of net income                                           5,742           3,097
  Gain on disposition of property                                       (9,026)         (1,489)
  (Increase) decrease in deferred rent receivable                       (1,622)             35
  Increase in accounts receivable                                         (497)         (1,287)
  Increase in receivable from affiliates                                  (349)         (3,533)
  Decrease in prepaid expenses and other assets                            172           8,633
  Decrease in assessment bonds payable                                    (236)           (235)
  Increase in accounts payable                                           5,937           3,693
  Increase in accrued real estate taxes                                  6,324           4,984
  Increase in accrued interest                                           9,962           2,180
  Increase in other accrued expenses and liabilities                     6,067           3,346
  Increase in unearned rental income                                     2,409           3,424
                                                                     ---------       ---------
     Net cash provided by operating activities                          86,236          56,118
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                             (572,021)       (347,009)
  Additions to deposits on properties, net                              23,029              --
  Additions to investment in mortgages                                 (11,610)             --
  Additions to leasing costs                                            (3,476)         (1,829)
  Proceeds from investment in mortgages                                 26,462              --
  Proceeds from investment in affiliate                                  5,174              --
  Proceeds from disposition of property                                 40,257           3,969
                                                                     ---------       ---------
     Net cash used for investing activities                           (492,185)       (344,869)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                   765,500              --
  Payments on debt                                                    (368,483)        (41,666)
  Payments of financing fees                                            (2,690)           (146)
  Payment of dividends/distributions                                   (44,612)        (21,188)
  Proceeds from sale of Common Stock, net of issuance costs             52,183         374,835
  Proceeds from stock options exercised                                  2,465             405
                                                                     ---------       ---------
     Net cash provided by financing activities                         404,363         312,240
                                                                     ---------       ---------
     Net (decrease) increase in cash and cash equivalents               (1,586)         23,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        22,628          29,336
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  21,042       $  52,825
                                                                     =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                21,759          10,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Liabilities assumed in relation to property acquisitions                23,514          46,648
Minority interest capital recorded in relation to property              22,230          26,072
acquisitions
Write-off of fully depreciated property                                  1,988           1,596
Write-off of fully amortized deferred financing and leasing              1,337             839
costs
Conversion of operating partnership units into Common Stock
  with resulting reduction in minority interest and increase in             --             524
  additional paid-in-capital
Restricted Stock Grants                                                     --             491


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 and 1997
                        (in thousands, except share data)
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

Spieker Properties, Inc.

Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of March 31, 1998, the Company owned an approximate 88.8 percent general and limited partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 1998, and December 31, 1997, and its consolidated results of operations for the three months ended March 31, 1998 and 1997 and its consolidated cash flows for the three months ended March 31, 1998 and 1997. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The interim results for the three months ended March 31, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1998, and December 31, 1997, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1998, and December 31, 1997, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

The Company owns mortgage loans that are secured by real estate. Certain of the loans are with an affiliate of the Company (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of March 31, 1998, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

Fair Value of Financial Instruments

Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, and overnight repurchase agreements, with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

Minority Interest

Minority interest in the Company consists of the limited partners' interest in the Operating Partnership of approximately 11.2 percent and 12.9 percent at March 31, 1998 and December 31, 1997, respectively.

The Company has issued limited partner's interest of 2,007,495 Preferred Operating Partnership Units. Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash subsequent to December 3, 2002. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $1,266.

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

Net Income Per Share of Common Stock

Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B Common Stock and Class C Common Stock) during the period. The diluted weighted average common shares outstanding include the dilutive effect of stock options. The basic and diluted weighted average common shares outstanding for the three months ended March 31, 1998 and 1997, are as follows:

                          Basic Weighted Average     Diluted Weighted Average
                        Common Shares Outstanding   Common Shares Outstanding
                        -------------------------   -------------------------
Three months ended:
  March 31, 1998                60,002,677                  60,931,677
  March 31, 1997                43,592,322                  44,301,170


Earnings used in the calculation are reduced by dividends owed to preferred stockholders.

Reclassifications

Certain items in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

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

3.       ACQUISITIONS AND DISPOSITIONS

The Company acquired the following properties (the "1998 Acquisitions") during the three months ended March 31, 1998:

                                                     Property   Total Rentable
Project Name                     Location             Type (1)    Square Feet  Initial Cost(2)
------------                     --------             --------    -----------  ---------------
The Concourse                    San Jose, CA             O        540,224       $172,421 (4)
Koll Bellefield Center           Bellefield, WA           O         65,946         10,324
Santa Monica Business Park (3)   Santa Monica, CA         O        960,081        105,649
Marina Business Center (3)       Marina Del Rey, CA       O        261,966         21,613
The City Tower                   Orange, CA               O        409,492         97,306 (5)
Skyport Plaza                    San Jose, CA             O        359,600         56,873 (6)
Hayward Business Park            Hayward, CA              I        630,944         33,610
Enterprise Business Park II      Sacramento, CA           I        579,945         26,202
Brea Park Center - Building C    Brea, CA                 O         26,856          2,297
Allegiance Center                Ontario, CA              O         73,778          5,191
Ontario Corporate Center         Ontario, CA              O         97,703         10,479

(1)  "O" indicates office property; "I" indicates industrial property.
(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.
(3)  Previously identified as a part of the TDC Portfolio.
(4) Includes approximately $14.6 million allocated to 6.6 acres of land held for future development.
(5) Includes approximately $3.5 million allocated to 10.5 acres of land held for future development and $35.6 million allocated to a property currently under redevelopment.
(6) Includes approximately $21.5 million allocated to 20.0 acres of land held for future development.



The Company disposed of the following properties (the "1998 Dispositions") during the three months ended March 31, 1998:

                                              Property   Total Rentable
Project Name              Location               Type      Square Feet  Sales Price
------------              --------               ----      -----------  -----------
Rose Pavilion            Pleasanton, CA        Retail      292,902        $40,928

During the three months ended March 31, 1998, the Company acquired eight parcels of land for development. The total initial cost of these eight parcels was $32,866.

4.       TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

The Company received $724 and $165 for three months ended March 31, 1998, and 1997, respectively, for management services provided to certain properties that are controlled and operating by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

Receivable From Affiliates

The receivable from affiliates at March 31, 1998, and December 31, 1997, represents management fees and reimbursements due from Spieker Northwest, Inc. and Spieker Partners.

Investments in Mortgages

Included in Investments in Mortgages are $242,442 of loans to Spieker Northwest, Inc. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $5,433 is included in interest and other income for the three months ended March 31, 1998.

Investment in Affiliate

The investment in affiliate represents an investment in Spieker Northwest, Inc. ("SNI"). The Company owns 95% of the Preferred Stock of SNI. Certain Senior Officers of the Company own 100% of the voting stock of SNI. SNI owns 2.5 million square feet of office, industrial and retail property located in various states. In addition, SNI owns seven parcels of land totaling 86.6 acres. The entire portfolio of property is held for sale at March 31, 1998. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

5.       PROPERTY HELD FOR DISPOSITION

The Company has determined to focus exclusively on properties that meet its long-term strategic objectives. The Company has therefore decided to divest itself of certain properties. Included in property held for disposition of $15,776 at March 31, 1998, is one office property located in Southern California, one industrial property located in Southern California and three industrial properties located in Central California. The divestiture of these properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

6.       DEBT

Unsecured Notes

As of March 31, 1998, the Company has outstanding $1,411,500 in investment grade rated unsecured debt securities with interest rates ranging from 6.65% to 8.00% payable semi-annually. The debt securities mature on various dates from 2000 to 2027.

On January 27, 1998, the Company sold $150,000 of unsecured investment grade rated notes bearing interest at 6.75% and due January 15, 2008. Net proceeds of $148,500 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

On February 2, 1998, the Company sold $125,000 and $1,500 of unsecured investment grade rated notes bearing interest at 6.875% and 7.00% and due February 1, 2005 and February 1, 2007, respectively. Net proceeds of $125,602 were used primarily to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

Unsecured Short Term Borrowings

The Company has an Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of March 31, 1998, the amount drawn on the facility was $121,000. In addition, the Company has a $200,000 short-term bank facility. This short-term facility carries interest at LIBOR plus .65% and matures November 1998 with an option to extend for one more year.

Mortgage Loans

Mortgage loans of $115,354 as of March 31, 1998, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88%, require monthly principal and interest payments, and mature on various dates from 1998 to 2013.

7.       DIVIDENDS AND DISTRIBUTIONS PAYABLE

The dividends and distributions payable at March 31, 1998, and December 31, 1997, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of March 31, 1998, and December 31, 1997, are as follows:

                                 March 31, 1998    December 31, 1997
                                 --------------    -----------------
Shares of:
     Common Stock                 57,467,853         55,772,632
     Class B Common Stock          2,000,000          2,000,000
     Class C Common Stock          1,176,470          1,176,470
     Series A Preferred Stock      1,000,000          1,000,000
     Series B Preferred Stock      4,250,000          4,250,000
     Series C Preferred Stock      6,000,000          6,000,000
Units of:
     Minority Interest Holders     7,848,858          7,322,126
     Minority Interest Holders -   2,007,495          2,007,495
       Preferred


8.       STOCKHOLDERS' EQUITY

Equity Offerings

The Company placed 710,832 shares of Common Stock at $42.25 per share on February 18, 1998 and placed 608,828 shares of Common Stock at $41.06 per share on March 31, 1998 in Registered Unit Investment Trusts. Combined net proceeds of $52,200 were used to repay borrowings on the Unsecured Line of Credit and to fund the ongoing acquisition and development of properties.

9.       COMMITMENTS AND CONTINGENCIES

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

10.      GAIN ON DISPOSITION OF PROPERTY

Gain on disposition of property for the three months ended March 31, 1998, represents the gain on disposition of one retail property located in Northern California.

11.      SUBSEQUENT EVENTS


On April 6, 1998, the Company obtained a 12.5% interest in Spieker Griffin/W9 Associates, LLC, for a capital contribution of $18,000. Spieker Griffin/W9 Associates, LLC, purchased a 535,000 square foot office complex located in Orange County, California for a total initial cost of $100,000. The office complex will be managed by the Company.

On April 20, 1998, the Company issued 1,500,000 Preferred Operating Partnership Units (Series D Preference Units) at $50.00 per unit in a private placement. Dividends on the Series D Preference Units are payable at an annual rate of 7.6875%. Net proceeds of approximately $73,100 were used to repay borrowings on the Unsecured Line of Credit.

On April 29, 1998, the Company issued $25,000 of investment grade rated unsecured notes with an interest rate of 6.88%, due April 30, 2007. Net proceeds of $23,400 were used to fund acquisitions of property. Additionally, the Company placed 1,166,144 shares of Common Stock at $39.875 per share in a Registered Unit Investment Trust. Net proceeds of approximately $44,000 were contributed to the Operating Partnership and were used to fund acquisitions of property.

On various dates subsequent to March 31, 1998, through May 1, 1998, the Company acquired properties totaling 1.6 million square feet at a total initial acquisition cost of $280,000. The acquisitions were funded by proceeds from Common Stock offerings, borrowings from short-term unsecured bank facilities, and issuances of debt and Operating Partnership Units.

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three month period ended March 31, 1998, as compared to the corresponding period ended March 31, 1997.

Rental revenues for the first quarter of 1998 increased by $53.1 million or 82.3% to $117.6 million, as compared with $64.5 million for the quarter ended March 31, 1997. Of this increase, $9.5 million was generated by properties acquired during the first three months of 1998 (the "1998 Acquisitions"). In the first quarter of 1998 the Company acquired properties totaling 4.0 million square feet for a total investment of $500.0 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the first quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses was not recognized during the quarter.

$42.6 million of the rental revenue increase in the first quarter of 1998 was generated by properties acquired during 1997. During 1997, the Company invested $1.5 billion to acquire properties totaling 12.5 million square feet (the "1997 Acquisitions").

$2.7 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1997, and still owned at March 31, 1998 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended March 31, 1998, the Company completed 313 lease transactions for the renewal or re-leasing of 2.7 million square feet of second-generation space. On average for the quarter, the new effective rates were 21.7% higher than the expiring coupon rent.

$3.0 million of the rental revenue increase in the first quarter of 1998 was generated by properties developed by the Company (the "Developments"). The Developments include both properties completed and added to the Company's portfolio of stabilized properties during 1997 and 1998, as well as properties currently under development. During the three months ended March 31, 1998, one property totaling 125,190 square feet was completed for an estimated final cost of $17.6 million and was added to the Company's portfolio of stabilized properties. The Company also has a current development pipeline of 3.1 million square feet representing a total projected cost of $305.3 million. Certain of the properties in the development pipeline are shell complete and partially occupied.

The increases in rental revenue are partially offset by a decrease of $4.7 million attributable to the disposition of properties which were owned by the Company during the quarter ended March 31, 1997 and sold subsequent to the end of given quarter (the "Property Dispositions").

As a result of the 1998 Acquisitions, the 1997 Acquisitions, and the Developments, the Company's rentable square footage, not including retail properties, increased by 15.0 million square feet or 64.0% to 38.4 million square feet on March 31, 1998, from 23.4 million on March 31, 1997. At March 31, 1998, the portfolio of stabilized properties was 93.8% occupied. By property type, the office portfolio was 94.8% occupied and the industrial portfolio was 93.0% occupied.

Interest and other income increased by $5.7 million or 285.0% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of Spieker Properties, Inc., in relation to SNI's acquisition of non-core assets in the WCB Portfolio. Refer to Transactions with Affiliates - "Investment in Affiliate" (footnote 4).

Rental expenses increased by $12.7 million or 108.5% for the quarter ended March 31, 1998, as compared with the same period in 1997. Real estate taxes increased by $4.0 million or 75.5% in 1998, as compared to $5.3 million in 1997. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. Of the total $16.7 million increase in property operating expenses, $12.8 million is attributable to the 1997 Acquisitions, $4.0 million is attributable to the 1998 Acquisitions, $0.6 million is attributable to the Developments, and $0.4 million is attributable to the Core Portfolio offset by a $1.1 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 28.7% and 26.4% of rental revenues for the quarter ended March 31, 1998, and March 31, 1997, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the quarter ended March 31, 1998, 65.1% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 58.8% during 1997.

In relation to the Company's decision to divest itself of certain properties, the following analysis is presented: Rental revenues net of property operating expenses (referred to as "net operating income") increased by $40.0 million or 92.2% to $83.4 million, as compared to $43.4 million for the quarter ended March 31, 1997. Of this increase, $29.8 million and $5.5 million relates to the 1997 and 1998 Acquisitions, $2.3 million is attributable to the Core Portfolio, and $2.4 million is attributable to the Developments.

Interest expense increased by $17.3 million or 144.2% to $29.3 million for the quarter ended March 31, 1998, from $12.0 million for the same period in 1997. The increase in interest expense is due to increases in the total average outstanding debt balances. The average outstanding debt for the quarter ended March 31, 1998, and 1997 was $1.7 billion and $700.0 million, respectively. The increase in the average outstanding debt balance is consistent with the increase in the size of the Company's portfolio of properties.

Depreciation and amortization expenses increased by $9.0 million or 84.9% for the quarter ended March 31, 1998, as compared with the same quarter in 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $1.7 million for the quarter ended March 31, 1998 as compared with the same period in 1997, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.1% of rental revenues for the quarter, as compared with 4.8% for the same period in 1997.

During the first quarter of 1998, the Company disposed of one retail property resulting in a gain on disposition of $9.0 million.

Net income before minority interests and disposition of property increased by $14.1 million or 59.2% to $37.9 million for the quarter ended March 31, 1998, from $23.8 million for the three months ended March 31, 1997. The increase in net income is principally due to increased rents in the Company's Core Portfolio and the 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 1998, cash provided by operating activities increased by $30.1 million, or 53.7%, to $86.2 million, as compared to $56.1 million for 1997. The increase is primarily due to the increase in net income resulting from the 1997 and 1998 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and is partially offset by an increase in interest expense. Cash used for investing activities increased by $147.3 million, or 42.7%, to $492.2 million for the first three months of 1998, as compared to $344.9 million for the first three months of 1997. The increase is attributable to the Company's ongoing acquisition and development of office and industrial properties offset by proceeds from dispositions. Cash provided by financing activities increased by $92.2 million, or 29.5%, to $404.4 million for the first three months of 1998, as compared to $312.2 million for the same period in 1997. During the first three months of 1998, cash provided by financing activities consisted primarily of $61.5 million in net proceeds from the sale of Common Stock, $276.5 million in proceeds from the issuance of unsecured notes (see below), net borrowings of $121.0 million on the Facility (as defined below) and an $18.9 million increase in mortgage loans due to loans assumed in conjunction with property acquisitions. Additionally, payments of distributions increased by $23.4 million to $44.6 million for the first three months of 1998, as compared with $21.2 million for the same period in 1997. The distribution payment increase is due to the greater number of shares outstanding and a 21.3% increase in the distribution rate of $.57 per share for the first three months of 1998 from $.47 per share in 1997.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Company believes that its liquidity and its ability to access capital are adequate to continue to meet liquidity requirements for the foreseeable future.

At March 31, 1998, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

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

In September 1997, the Company and the Operating Partnership filed a shelf registration statement (the "September 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership which became effective in October 1997.

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

In December 1997, the Company placed 573,134 shares of Common Stock in a Registered Unit Investment Trust at $41.875 per share together with other publicly traded REITs. The net proceeds of $22.8 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

In February and March 1998, the Company placed 710,832 shares and 608,828 shares of Common Stock at prices of $42.25 and $41.06 in Registered Unit Investment Trusts along with other publicly traded REITs. The net proceeds of $52.5 million were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

In 1997 the Operating Partnership issued $500.0 million of investment grade rated debt in three tranches as follows: On July 14, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. On September 29, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured debentures. The debentures carry an interest rate of 7.5%, were priced to yield 7.57% and mature on October 1, 2027. On December 8, 1997, the Operating Partnership issued $200.0 million of 7.35% debentures, priced to yield 7.37%, and mature on December 1, 2017. Net proceeds from the July 1997, September 1997 and December 1997 unsecured debt securities of $489.0 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

During the first quarter of 1998 the Operating Partnership issued $276.5 million of investment grade rated unsecured notes in three tranches as follows: $150.0 million of 6.75% notes due January 15, 2008, priced to yield 6.79%; $125.0 million of 6.875% notes due February 1, 2005; and $1.5 million of 7.0% notes due February 2, 2007.

As of March 31, 1998, the Operating Partnership had in total $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. Through its issuance of debt, the Company has extended the average maturity for its unsecured debt from 7.2 years at March 31, 1997, to 9.8 years at March 31, 1998.

The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus
 .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At March 31, 1998, the Operating Partnership had $121.0 million outstanding under the Facility. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility at December 31, 1997. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1998 with an option to extend for one more year.

In addition to the unsecured debt securities and the Facility, the Operating Partnership has $115.4 million of secured indebtedness (the "Mortgages") at March 31, 1998. The Mortgages have interest rates varying from 7.37% to 10.0% and maturity dates from 1998 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.7 million of assessment bonds outstanding as of March 31, 1998.

Subsequent to the quarter end in April 1998, the Company placed 1,166,144 shares of Common Stock at $39.88 per share in a Registered Unit Investment Trust. The Operating Partnership also issued $25.0 million of investment grade rated unsecured notes with an interest rate of 6.875%, due April 30, 2007. The net proceeds of $23.4 million were used to fund acquisitions property. Finally, the Company sold 1,500,000 Series D Cumulative Redeemable Preferred Units to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. These Preferred Units may be called at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. These Preferred Units are not convertible into Common Stock of the Company. The net proceeds of $44.1 million for the Common Shares and $73.1 million for the Series D Preferred Units were used to paydown the line of credit and fund future growth of the Company.

In addition, the Company and the Operating Partnership filed a shelf registration statement (the "May 1998 Shelf Registration Statement") with the SEC which registered $500.0 million in equity securities of the Company and $500.0 million of debt securities of the Operating Partnership, which became effective in May 1998.

After completion of the equity and debt offerings, the Company has the capacity pursuant to the September 1997 Registration Statement and the May 1998 Registration Statement to issue up to approximately $770.5 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement and the May 1998 Registration Statement to issue up to $813.5 million in debt securities.

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

Funds from Operations per share is calculated based on weighted average share equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B and, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock and including the dilutive effect of stock options.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                       Three Months Ended
                                                  -------------------------------
                                                  March 31, 1998   March 31, 1997
                                                  --------------   --------------
Net income before disposition of property and         $ 37,943       $ 23,812
  minority interest
Adjustments:
Dividends on Series B Preferred Stock                   (2,510)        (2,510)
Dividends on Series C Preferred Stock                   (2,953)            --
Distributions on Preferred Operating Partnership
  Units                                                 (1,266)            --
Depreciation and Amortization                           19,366         10,478
Other, net                                                 (14)           187
Straight-lined rent                                     (1,640)             3
                                                      --------       --------
    Funds from Operations                             $ 48,926       $ 31,970
                                                      ========       ========

    PART II. OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K

    (A) Exhibits

      The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

        Exhibit
        Number
        ------

        12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

        27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

    (B)         Reports on Form 8-K

    (i) The Company filed a current report on Form 8-K dated January 20, 1998, which included the statements of revenues and certain expenses of the San Jose Concourse and the TDC Portfolio.

    (ii) The Company filed a current report on Form 8-K/A dated February 9, 1998, which included the statements of revenues and certain expenses of the City Office Portfolio.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   Spieker Properties, Inc.
                                                   (Registrant)


Dated:                                               /s/  Elke Strunka
      ------------------                           -------------------------
                                                   Elke Strunka
                                                   Vice President and
                                                   Principal Accounting Officer

        Exhibit
        Number                     Description
        ------                     -----------
        12.1  Statement of Computation of Ratio of Earnings to Combined Fixed
              Charges and Preferred Dividends

        27.1  Article 5 Financial Data Schedule

        27.2  Article 5 Financial Data Schedule

