Form 10-Q
period 1998-06-30
SPIEKER PROPERTIES INC
filed 1998-08-14
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

61,103,188 shares of Common Stock, $0.0001 par value as of July 10, 1998. 2,000,000 shares of Class B Common Stock, $0.0001 par value as of July 10, 1998. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of July 10, 1998.

Page 1 of 23
Exhibit Index is located on Page 22.

                            SPIEKER PROPERTIES, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS





PART I.       FINANCIAL INFORMATION                                                                     Page No.
Item 1.  Financial Statements (unaudited)...............................................................   3

         Consolidated Balance Sheets as of June 30, 1998, and December 31, 1997.........................   4
         Consolidated Statements of Operations for the Three and Six Months
            Ended June 30, 1998 and 1997................................................................   6
         Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1998..........   7
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997..........   8
         Notes to Consolidated Financial Statements.....................................................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  16

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................................  22
Signatures..............................................................................................  23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


        Attached are the following unaudited financial statements of Spieker Properties, Inc. (the "Company"):

        (i)   Consolidated Balance Sheets as of June 30, 1998, and December 31,
              1997
        (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997
        (iii) Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1998
        (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997
        (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
                       (unaudited, dollars in thousands)

                                     ASSETS


                                                                 June 30, 1998        December 31, 1997
                                                                 -------------        -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                 $   902,325           $   694,621
  Buildings and improvements                                        2,887,391             2,159,581
  Construction in progress                                            149,153                89,509
                                                                  -----------           -----------
                                                                    3,938,869             2,943,711
  Less - Accumulated depreciation                                    (201,788)             (169,051)
                                                                  -----------           -----------
                                                                    3,737,081             2,774,660
  Investments in mortgages                                            123,101               271,675
  Property held for disposition, net                                    7,663                37,186
                                                                  -----------           -----------

      Net investments in real estate                                3,867,845             3,083,521

CASH AND CASH EQUIVALENTS                                              28,649                22,628

ACCOUNTS RECEIVABLE, net of allowance for doubtful
  accounts of $382 and $260 as of June 30, 1998, and
  December 31, 1997, respectively                                       6,350                 8,661

DEFERRED RENT RECEIVABLE                                                8,406                 5,276

RECEIVABLE FROM AFFILIATES                                              1,476                   294

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $11,730 and $10,036 as of June 30,
  1998, and December 31, 1997, respectively                            38,250                30,983

FURNITURE, FIXTURES AND EQUIPMENT, net                                  4,066                 3,375

PREPAID EXPENSES AND OTHER ASSETS                                      19,664                50,892

INVESTMENT IN AFFILIATE                                                37,304                37,304
                                                                  -----------           -----------

                                                                  $ 4,012,011           $ 3,242,934
                                                                  ===========           ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          June 30, 1998       December 31, 1997
                                                                                           -----------        -----------------
DEBT
  Unsecured notes                                                                          $ 1,436,500           $ 1,135,000
  Unsecured short-term borrowings                                                              275,000               200,000
  Mortgage loans                                                                               112,803                96,502
                                                                                           -----------           -----------
      Total debt                                                                             1,824,303             1,431,502
                                                                                           -----------           -----------

ASSESSMENT BONDS PAYABLE                                                                        16,351                12,672
ACCOUNTS PAYABLE                                                                                22,150                 9,519
ACCRUED REAL ESTATE TAXES                                                                        2,418                 1,003
ACCRUED INTEREST                                                                                29,916                21,541
UNEARNED RENTAL INCOME                                                                          17,288                13,712
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                             45,265                41,110
OTHER ACCRUED EXPENSES AND LIABILITIES                                                          42,499                32,034
                                                                                           -----------           -----------
  Total liabilities                                                                          2,000,190             1,563,093
                                                                                           -----------           -----------

MINORITY INTERESTS                                                                             290,417               186,013
                                                                                           -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                                       --                    --

STOCKHOLDERS' EQUITY
  Series A Preferred Stock: convertible, cumulative,  $.0001 par value, 1,000,000
    shares authorized, issued and outstanding, $25,000 liquidation preference                   23,949                23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and outstanding, $106,250 liquidation
    preference                                                                                 102,064               102,064
  Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000
    shares authorized, issued and outstanding, $150,000 liquidation preference                 145,959               145,959
  Series E Preferred Stock: cumulative, redeemable, $.0001 par value, 4,000,000
    shares authorized, issued and outstanding, $100,000 liquidation preference                  96,401                    --
  Common Stock: $.0001 par value, 660,500,000 shares authorized, 59,103,041 and
    55,772,632 shares issued and outstanding as of June 30, 1998, and December
    31, 1997, respectively                                                                           6                     5
  Class B Common Stock: $.0001 par value, 2,000,000 shares authorized, issued and
    outstanding                                                                                     --                    --
  Class C Common Stock: $.0001 par value, 1,500,000 shares authorized, 1,176,470
    issued and outstanding                                                                          --                    --
  Excess Stock: $.0001 par value per share, 330,000,000 shares authorized, no
    shares issued or outstanding                                                                    --                    --
  Additional paid-in capital                                                                 1,354,361             1,223,229
  Deferred compensation                                                                         (1,336)               (1,378)
  Retained earnings                                                                                 --                    --
                                                                                           -----------           -----------
      Total stockholders' equity                                                             1,721,404             1,493,828
                                                                                           -----------           -----------

                                                                                           $ 4,012,011           $ 3,242,934
                                                                                           ===========           ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1997
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)

                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------
                                                                       June 30                            June 30
                                                                       -------                            -------
                                                                1998            1997              1998              1997
                                                             -----------     -----------       -----------       -----------
REVENUES
  Rental income                                              $   132,443     $    74,459       $   250,080       $   138,921
  Interest and other income                                        6,173           1,419            13,844             3,374
                                                             -----------     -----------       -----------       -----------
                                                                 138,616          75,878           263,924           142,295
                                                             -----------     -----------       -----------       -----------
OPERATING EXPENSES
  Rental expenses                                                 29,086          15,411            53,476            27,083
  Real estate taxes                                               10,350           5,785            19,650            11,039
  Interest expense, including amortization of finance             30,931          12,687            60,198            24,700
    costs
  Depreciation and amortization                                   22,646          12,416            42,231            23,015
  General and administrative and other expenses                    4,973           3,468             9,795             6,535
                                                             -----------     -----------       -----------       -----------
                                                                  97,986          49,767           185,350            92,372
                                                             -----------     -----------       -----------       -----------
  Income from operations before disposition of property
    and minority interests                                        40,630          26,111            78,574            49,923
                                                             -----------     -----------       -----------       -----------

GAIN ON DISPOSITION OF PROPERTIES                                  6,689          12,691            15,715            14,180
                                                             -----------     -----------       -----------       -----------

  Income from operations before minority interests                47,319          38,802            94,289            64,103
                                                             -----------     -----------       -----------       -----------

MINORITY INTERESTS' SHARE IN NET INCOME                           (6,772)         (4,722)          (12,514)           (7,819)
                                                             ------------    -----------       ------------      -----------

  Net income                                                      40,547          34,080            81,775            56,284
                                                             -----------     -----------       -----------       -----------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                          (695)           (573)           (1,390)           (1,146)
  Series B Preferred Stock                                        (2,510)         (2,510)           (5,020)           (5,020)
  Series C Preferred Stock                                        (2,953)              -            (5,906)                -
  Series E Preferred Stock                                          (600)              -              (600)                -
                                                          ---------------    -----------       ------------      -----------
  Net income available to Common Stockholders                $    33,789     $    30,997       $    68,859       $    50,118
                                                             ===========     ===========       ===========       ===========

INCOME PER SHARE OF COMMON STOCK
      Net income - basic                                     $       .54     $       .66       $      1.13       $      1.10
                                                             ===========     ===========       ===========       ===========
      Net income - diluted                                   $       .53     $       .65       $      1.11       $      1.09
                                                             ===========     ===========       ===========       ===========

DIVIDENDS PER SHARE
  Series A Preferred Stock                                   $       .70     $       .57       $      1.40       $      1.14
                                                             ===========     ===========       ===========       ===========
  Series B Preferred Stock                                   $       .59     $       .59       $      1.18       $      1.18
                                                             ===========     ===========       ===========       ===========
  Series C Preferred Stock                                   $       .49     $         -       $       .98       $         -
                                                             ===========     ===========       ===========       ===========
  Series E Preferred Stock                                   $       .15     $         -       $       .15       $         -
                                                             ===========     ===========       ===========       ===========
  Common Stock, including Class B and Class C                $       .57     $       .47       $      1.14       $       .94
                                                             ===========     ===========       ===========       ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (dollars in thousands)
                                   (UNAUDITED)



                                        Series A, Series B
                                           Series C and       Common       Class B      Class C       Common     Additional
                                             Series E          Stock        Common        Common     Stock Par     Paid-in
                                         Preferred Stock      Shares    Stock Shares  Stock Shares    Value       Capital
                                         ---------------      ------    ------------  ------------    -----       -------
BALANCE AT DECEMBER 31, 1997                 $271,972       55,772,632   2,000,000     1,176,470    $      5   $ 1,223,229
  Common Stock Offering                             -        2,485,804           -             -            1       96,038
  Preferred Stock Offering                     96,401                -           -             -            -            -
  Common Stock Issued for Property                  -          165,985           -             -            -        6,900
  Conversion of Operating Partnership
    Units to Common Stock
                                                    -          317,194           -             -            -       11,067
  Stock Options Exercised                           -          275,025           -             -            -        5,748
  Restricted Stock Grant                            -           86,401           -             -            -            -
  Amortization of Deferred Compensation             -                -           -             -            -            -
  Allocation from minority interests                -                -           -             -            -       13,127
  Dividends                                         -                -           -             -            -       (1,748)
  Net Income                                        -                -           -             -            -            -
                                              -------       ----------    --------      --------     --------     --------

BALANCE AT JUNE 30, 1998                      $368,373      59,103,041    2,000,000     1,176,470    $      6   $ 1,354,361
                                              ========      ==========    =========     =========    ========   ===========




                                                        Retained
                                             Deferred   Earnings
                                          Compensation  (Deficit)       Total
                                          ------------  ---------       -----
BALANCE AT DECEMBER 31, 1997             $   (1,378)    $      -   $ 1,493,828
  Common Stock Offering                            -            -       96,039
  Preferred Stock Offering                         -            -       96,401
  Common Stock Issued for Property                 -            -        6,900
  Conversion of Operating Partnership
    Units to Common Stock
                                                   -            -       11,067
  Stock Options Exercised                          -            -        5,748
  Restricted Stock Grant                           -            -            -
  Amortization of Deferred Compensation           42            -           42
  Allocation from minority interests               -            -       13,127
  Dividends                                        -      (81,775)     (83,523)
  Net Income                                       -       81,775       81,775
                                            --------     --------     --------

BALANCE AT JUNE 30, 1998                  $   (1,336)    $      -  $ 1,721,404
                                          ===========    ========   ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                   Six Months Ended June 30
                                                                                   ------------------------
                                                                                   1998                1997
                                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                     $  81,775           $  56,284
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                     42,231              23,015
  Amortization of prepaid interest and deferred financing costs                      1,165                 532
  Non-cash compensation                                                                 42                 398
  Minority interests' share of net income                                           12,514               7,819
  Gain on disposition of property                                                  (15,715)            (14,180)
  Increase in deferred rent receivable                                              (3,130)               (471)
  Decrease in accounts receivable                                                    2,311                  51
  Increase in receivable from affiliates                                            (1,182)             (2,933)
  Decrease in prepaid expenses and other assets                                      1,016               6,611
  Decrease in assessment bonds payable                                                (517)               (486)
  Increase in accounts payable                                                      12,633               7,066
  Increase in accrued real estate taxes                                              1,415                  97
  Increase in accrued interest                                                       8,375                 683
  Increase in other accrued expenses and liabilities                                 5,789               6,072
  Increase in unearned rental income                                                 3,576               3,402
                                                                                 ---------           ---------
      Net cash provided by operating activities                                    152,298              93,960
                                                                                 ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                         (923,209)           (529,445)
  Reductions to deposits on properties, net                                         29,018                  --
  Additions to investment in mortgages                                             (11,610)                 --
  Additions to leasing costs                                                        (7,561)             (3,200)
  Proceeds from investment in mortgages                                            160,184                  --
  Proceeds from disposition of property                                             56,436              76,862
                                                                                 ---------           ---------
      Net cash used for investing activities                                      (696,742)           (455,783)
                                                                                 ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                               981,500             127,000
  Payments on debt                                                                (607,326)           (112,104)
  Payments of financing fees                                                        (3,192)               (146)
  Payment of dividends/distributions                                               (91,830)            (49,745)
  Proceeds from sale of Common Stock, net of issuance costs                         96,039             374,835
  Proceeds from stock options exercised                                              5,748               1,871
  Proceeds from sale of Preferred Stock, net of issuance costs                      96,401                  --
  Proceeds from sale of Preferred Operating Partnership Units                       73,125                  --
  Proceeds from sale of Operating Partnership Units                                     --                  25
                                                                                 ---------           ---------
      Net cash provided by financing activities                                    550,465             341,736
                                                                                 ---------           ---------
      Net increase (decrease) in cash and cash equivalents                           6,021             (20,087)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    22,628              29,336
                                                                                 ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  28,649           $   9,249
                                                                                 =========           =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                         $  50,734           $  26,014
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Liabilities assumed in relation to property acquisitions                            23,252              51,852
Increase to land and assessment bonds payable                                        4,196               1,049
Capital recorded in relation to properties acquired with Operating
  Partnership Units                                                                 55,420              26,072
Write-off of fully depreciated property                                              4,660               3,103
Write-off of fully amortized deferred financing and leasing costs                       --               1,170
Restricted Stock Grants                                                              6,900                 491



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 and 1997
                        (in thousands, except share data)
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc.

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of June 30, 1998, the Company owned an approximate 88.2 percent general and limited partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1998, and December 31, 1997, and its consolidated results of operations for the three and six months ended June 30, 1998 and 1997 and its consolidated cash flows for the six months ended June 30, 1998 and 1997. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) and its investment in Spieker Griffin/W9 Associates, LLC is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three and six months ended June 30, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1998, and December 31, 1997, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1998, and December 31, 1997, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     The Company owns mortgage loans that are secured by real estate. Certain of the loans are with an affiliate of the Company (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of June 30, 1998, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

     Fair Value of Financial Instruments

     Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

     Minority Interest

     Minority interest in the Company consists of the limited partners' interest in the Operating Partnership of approximately 11.8 percent and 12.9 percent at June 30, 1998 and December 31, 1997, respectively.

     Preferred Operating Partnership Units

     In November, 1997, the Company issued limited partner's interest of 2,007,495 Preferred Operating Partnership Units. Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash at the discretion of the Company subsequent to December 3, 2002. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $.63 per share. During the quarter ended June 30, 1998, 285,664 Preferred Operating Partnership Units were converted into 259,694 Common Shares.

     In April 1998, the Operating Partnership sold 1,500,000 Series D Preferred Units to an institutional investor for $50.00 per unit. The net proceeds of $73.1 million for the Series D Preferred Units were used to pay down the line of credit and to fund future growth of the Company.

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

     Net Income Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B Common Stock and Class C Common Stock) during the period. The diluted weighted average common shares outstanding include the dilutive effect of stock options. The basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 1998 and 1997, are as follows:

                                       Basic Weighted Average           Diluted Weighted Average
                                     Common Shares Outstanding         Common Shares Outstanding
     Three months ended:
       June 30, 1998                          62,350,563                        63,296,234
       June 30, 1997                          47,241,038                        47,919,448

     Six months ended:
       June 30, 1998                          61,183,106                        62,120,620
       June 30, 1997                          45,426,759                        46,120,388

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

3.   ACQUISITIONS AND DISPOSITIONS

     The Company acquired the following properties (the "1998 Acquisitions") during the six months ended June 30, 1998:

                                                                      Property   Total Rentable
     Project Name                            Location                 Type (1)     Square Feet     Initial Cost (2)
     ------------                            --------                 --------     -----------     ----------------
     The Concourse                           San Jose, CA                O           540,224          $172,421(4)
     Koll Bellefield Center                  Bellevue, WA                O            65,946            10,324
     Santa Monica Business Park (3)          Santa Monica, CA            O           960,081           105,649
     Marina Business Center (3)              Marina Del Rey, CA          O           261,966            21,613
     The City Office Portfolio               Orange, CA                  O           409,492            97,306(5)
     Skyport Plaza                           San Jose, CA                O           359,600            56,873(6)
     Hayward Business Park                   Hayward, CA                 I           630,944            33,610
     Enterprise Business Park II             Sacramento, CA              I           579,945            26,202(7)
     Brea Park Center - Building C           Brea, CA                    O            26,856             2,297
     Allegiance Center                       Ontario, CA                 O            73,778             5,191
     Ontario Corporate Center                Ontario, CA                 O            97,703            10,479
     2600 Michelson (3)                      Irvine, CA                  O           391,166            64,287
     Cerritos Towne Center (3)               Cerritos, CA                O           332,608            41,531
     Metro Center (3)                        San Mateo, CA               O           711,584           131,058
     Biltmore Commerce Center (3)            Phoenix, AZ                 O           262,875            41,786
     Benjamin Franklin Plaza                 Portland, OR                O           273,239            50,047



     (1)  "O" indicates office property; "I" indicates industrial property.
     (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.
     (3)  Previously identified as a part of the TDC Portfolio.
     (4) Includes approximately $22.1 million allocated to 6.6 acres of land held for future development.
     (5) Includes approximately $3.5 million allocated to 10.5 acres of land held for future development and $27.6 million allocated to a property currently under redevelopment.
     (6) Includes approximately $23.1 million allocated to 20.0 acres of land held for future development.
     (7) Includes approximately $2.0 million allocated to 11.5 acres of land held for future development.

          The Company disposed of the following properties (the "1998 Dispositions") during the six months ended June 30, 1998:

                                                                Property        Total Rentable
     Project Name                       Location                  Type            Square Feet       Sales Price
     Rose Pavilion                      Pleasanton, CA          Retail              292,902          $40,928
     Camino West Business Park          Carlsbad, CA            Office               44,574            2,750
     Fresno Warehouse II                Fresno, CA              Industrial          122,000            3,934
     Fresno Warehouse III               Fresno, CA              Industrial          100,200            3,653
     Fresno Associates I                Fresno, CA              Industrial          175,900            6,463



     During the six months ended June 30, 1998, the Company acquired nine parcels of land for development which were purchased in addition to the 1998 Acquisitions land parcels listed above. The total initial cost of these nine parcels was $34,658.

4.   TRANSACTIONS WITH AFFILIATES

     Revenues and Expenses

     The Company received $1,856 and $17 for six months ended June 30, 1998, and 1997, respectively, for management services provided to certain properties that are controlled and operating by Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

     Receivable From Affiliates

     The receivable from affiliates at June 30, 1998, and December 31, 1997, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

     Investments in Mortgages

     Included in Investments in Mortgages are $108,720 of loans to Spieker Northwest, Inc. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $9,209 is included in interest and other income for the six months ended June 30, 1998.

     Investment in Affiliate

     The investment in affiliate represents an investment in Spieker Northwest, Inc. ("SNI"). The Company owns 95% of the Preferred Stock of SNI. Certain Senior Officers of the Company own 100% of the voting stock of SNI. SNI owns 1.1 million square feet of office and industrial property located in various states. In addition, SNI owns three parcels of land totaling 30.2 acres. The entire portfolio of property is held for sale at June 30, 1998. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Additionally, investment in affiliates represents the 12.5% interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates purchased in April 1998 a 535,000 square foot office complex, which is managed by the Company, located in Orange County, California for an initial cost of $100,000.


5.   PROPERTY HELD FOR DISPOSITION

     The Company has determined to focus exclusively on properties that meet its long-term strategic objectives. The Company has therefore decided to divest itself of certain properties. Included in property held for disposition of $7,663 at June 30, 1998, is one industrial property located in Southern California, and one industrial property located in Washington. The divestiture of these properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.


6.   DEBT

     Unsecured Notes

     As of June 30, 1998, the Company has outstanding $1,436,500 in investment grade rated unsecured debt securities with interest rates ranging from 6.65% to 8.00% payable semi-annually. The debt securities mature on various dates from 2000 to 2027.

     On April 30, 1998, the Company sold $25,000 of unsecured investment grade rated notes bearing interest at 6.88% and due April 30, 2007. Net proceeds of $23,400 were used principally to fund the TDC acquisition

     Unsecured Short-Term Borrowings

     The Company has an Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of June 30, 1998, the amount drawn on the facility was $75,000. In addition, the Company has a $200,000 short-term bank facility. This short-term facility carries interest at LIBOR plus .65% and matures November 1998 with an option to extend for one more year.

     Mortgage Loans

     Mortgage loans of $ 112,803 as of June 30, 1998, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88%, require monthly principal and interest payments, and mature on various dates from 1998 to 2013.


7.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at June 30, 1998, and December 31, 1997, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of June 30, 1998, and December 31, 1997, are as follows:

                                                  June 30, 1998       December 31, 1997
                                                  -------------       -----------------
     Shares of:
         Common Stock                             59,103,041          55,772,632
         Class B Common Stock                      2,000,000           2,000,000
         Class C Common Stock                      1,176,000           1,176,470
         Series A Preferred Stock                  1,000,000           1,000,000
         Series B Preferred Stock                  4,250,000           4,250,000
         Series C Preferred Stock                  6,000,000           6,000,000
         Series E Preferred Stock                  4,000,000                  --
     Units of:
         Minority Interest Holders                 8,697,269           7,322,126
         Minority Interest Holders -
          Series D Preferred Units                 1,721,831           2,007,495


8.   STOCKHOLDERS' EQUITY

     Equity Offerings

     The Company placed 1,166,144 shares of Common Stock at $39.88 per share on April 23, 1998, in a Registered Unit Investment Trust. Net proceeds of $44,059 was used to repay borrowings on the Unsecured Line of Credit and to fund the ongoing acquisition and development of properties.

     In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share through an underwritten public offering. The aggregate net proceeds of $96,800 were used primarily to repay short-term borrowings.

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


10.  GAIN ON DISPOSITION OF PROPERTIES

     Gain on disposition of property for the six months ended June 30, 1998, represents the gain on dispositions of one retail property located in Pleasanton, California, one office property located in Carlsbad, California and three industrial buildings located in Fresno, California.


11.  SUBSEQUENT EVENTS

     On various dates subsequent to June 30, 1998, through July 10, 1998, the Company acquired one property totaling approximately 63,000 square feet at a total initial acquisition cost of $16,000 and land parcels for an initial acquisition cost of $19,430. These acquisitions were funded by proceeds from Common Stock offerings, borrowings from short-term unsecured bank facilities, and issuances of Operating Partnership Units.

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

     RESULTS OF OPERATIONS

     The following comparison is of the Company's consolidated operations for the three and six month periods ended June 30, 1998, as compared to the corresponding period ended June 30, 1997.

     Rental revenues for the second quarter of 1998 increased by $57.9 million or 77.7% to $132.4 million, as compared with $74.5 million for the quarter ended June 30, 1997. Of this increase, $21.6 million was generated by properties acquired during the first six months of 1998 (the "1998 Acquisitions"). In the second quarter of 1998 the Company acquired properties totaling 2.0 million square feet for a total investment of $339.5 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the second quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses was not recognized during the quarter.

     $32.9 million of the rental revenue increase in the second quarter of 1998 was generated by properties acquired during 1997. During 1997, the Company invested $1.5 billion to acquire properties totaling 12.5 million square feet (the "1997 Acquisitions").

     $2.7 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1997, and still owned at June 30, 1998 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended June 30, 1998, the Company completed 361 lease transactions for the renewal or re-leasing of 2.6 million square feet of second-generation space. On average for the quarter, the new effective rates were 40.0% higher than the expiring coupon rent.

     $4.2 million of the rental revenue increase in the second quarter of 1998 was generated by properties developed by the Company (the "Developments"). The Developments include both properties completed and added to the Company's portfolio of stabilized properties during 1997 and 1998, as well as properties currently under development. During the six months ended June 30, 1998, two properties totaling 383,690 square feet were completed for an estimated final cost of $26.0 million and were added to the Company's portfolio of stabilized properties. Properties are considered stabilized when a 95.0% occupancy rate has been achieved. The Company also has a current development pipeline of 3.8 million square feet representing a total projected cost of $432.6 million. Certain of the properties in the development pipeline are shell complete and partially occupied but are not considered stabilized.

     The increases in rental revenue are partially offset by a decrease of $3.5 million attributable to the disposition of properties which were owned by the Company during the quarter ended June 30, 1997 and sold subsequent to the end of such quarter (the "Property Dispositions").

     Rental revenues for the six month period ended June 30, 1998, increased by $111.2 million or 80.1% to $250.1 million as compared to $138.9 million for the same period ended June 30, 1997. $30.8 million and $75.4 million, respectively, of this increase was attributable to the 1998 and 1997 Acquisitions, $5.4 million relates to the Core Portfolio, $7.7 million is attributable to the Developments, with the remainder attributable to a $8.1 million decrease from Property Dispositions.

     As a result of the 1998 Acquisitions, the 1997 Acquisitions, and the Developments, the Company's rentable square footage increased by 16.3 million square feet or 67.6% to 40.4 million square feet on June 30, 1998, from 24.1 million on June 30, 1997. At June 30, 1998, the portfolio of stabilized properties was 95.6% occupied. By property type, the office portfolio was 94.5% occupied and the industrial portfolio was 96.7% occupied.

     Interest and other income increased by $4.8 million and $10.4 million or 342.9% and 305.9% for the three and six month periods ended June 30, 1998, over the same periods ended June 30, 1997. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of Spieker Properties, Inc., in relation to SNI's acquisition of non-core assets in the WCB Portfolio. Refer to footnote (4) Transactions with Affiliates -- "Investment in Affiliate" for further explanation.

     Rental expenses increased by $13.7 million or 89.0% for the quarter ended June 30, 1998, as compared with the same period in 1997. Real estate taxes increased by $4.6 million or 79.3% in 1998, as compared to $5.8 million in 1997. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. Of the total $18.3 million increase in property operating expenses, $9.6 million is attributable to the 1997 Acquisitions, $8.2 million is attributable to the 1998 Acquisitions, $1.4 million is attributable to the Developments, and $0.2 million is attributable to the Core Portfolio offset by a $1.1 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 29.8% and 28.5% of rental revenues for the quarter ended June 30, 1998, and June 30, 1997, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the quarter ended June 30, 1998, 66.2% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 62.5% during the same period in 1997.

     In relation to the Company's decision to divest itself of certain properties, the following analysis is presented: Rental revenues net of property operating expenses (referred to as "property operating income") increased by $42.0 million or 82.8% to $92.7 million, as compared to $50.7 million for the quarter ended June 30, 1997. Of this increase, $23.3 million and $13.4 million relates to the 1997 and 1998 Acquisitions, $2.5 million is attributable to the Core Portfolio, and $2.8 million is attributable to the Developments. For the six month period ended June 30, 1998, property operating income increased by $81.9 million or 87.4% from $93.7 million to $175.6 million at June 30, 1997. $53.0 million and $19.0 million related to the 1997 and 1998 Acquisitions, $4.7 million is related to the Core Portfolio, and $5.2 million is attributed to the Developments.

     For the six month period ended June 30, 1998, rental expenses increased by $26.4 million from $27.1 million for the six months ended September 30, 1997. This represents a 97.4% increase year over year. Real estate taxes increased by $8.6 million or 78.2% to $19.6 million for the first two quarters of 1998 as compared to $11.0 million for the same period in 1997. Of the total $35.0 million increase in property operating expenses, $22.4 million is attributable to the 1997 Acquisitions, $11.8 million is for the 1998 Acquisitions, $2.5 million relates to the Developments, $0.7 million is attributed to the Core Portfolio, and a $2.4 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 29.2% and 27.4% of rental revenues for the six months ended June 30, 1998, and 1997, respectively.

     Interest expense increased by $18.2 million or 143.3% to $30.9 million for the three months ended June 30, 1998, from $12.7 million for the same period in 1997. For the six month period ended June 30, 1998, interest expense increased by $35.5 million or 143.7% to $60.2 million from $24.7 million for the same period in 1997. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended June 30, 1998, and 1997 was $1.9 billion and $0.8 billion respectively. The average balance outstanding for the six months ended June 30, 1998, was $1.8 billion and $0.7 billion for the same period in 1997. The increases in the average outstanding debt balances are consistent with the increases in the size of the Company's portfolio of properties.

     Depreciation and amortization expenses increased by $10.2 million and $19.2 million or 82.3% and 83.5% for the three and six month periods ended June 30, 1998, respectively, as compared with the same periods in 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

     General and administrative expenses and other expenses increased by $1.5 million and $3.3 million for the three and six month periods ended June 30, 1998 as compared with the same period in 1997, primarily as a result of the growth in the portfolio. On a percentage basis, general and administrative expenses were 3.8% and 3.9% of rental revenues for the three and six month periods ended June 30, 1998, respectively, as compared with 4.7% for the same periods in 1997.

     During the second quarter of 1998, the Company disposed of properties resulting in a gain on disposition of $6.7 million. This brings the total gain on disposition of property for the first two quarters of 1998 to $15.7 million on five properties.

     Net income before minority interests and disposition of property increased by $14.5 million or 55.6% to $40.6 million for the three month period ended June 30, 1998, from $26.1 million for the same period in 1997. For the six month period ended June 30, 1998, net income before minority interests and disposition of property increased by $28.6 million or 57.2% to $78.6 million, from $50.0 million for the same period in 1997. The increase in net income is principally due to the 1998 and 1997 Acquisitions and revenue growth in the Company's Core Portfolio.

     LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended June 30, 1998, cash provided by operating activities increased by $58.3 million, or 62.0%, to $152.3 million, as compared to $94.0 million for 1997. The increase is primarily due to the increase in net income resulting from the 1997 and 1998 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and is partially offset by an increase in interest expense. Cash used for investing activities increased by $240.9 million, or 52.9%, to $696.7 million for the first six months of 1998, as compared to $455.8 million for the first six months of 1997. The increase is attributable to the Company's ongoing acquisition and development of office and industrial properties offset by proceeds from dispositions. Cash provided by financing activities increased by $208.8 million, or 61.1%, to $550.5 million for the first six months of 1998, as compared to $341.7 million for the same period in 1997. During the first six months of 1998, cash provided by financing activities consisted primarily of $265.6 million in net proceeds from the sale of Common and Preferred Stock and Preferred Operating Partnership Units, $299.1 million in proceeds from the issuance of unsecured notes (see below), net borrowings of $75.0 million on the Facility (as defined below) and an $19.3 million increase in mortgage loans due to loans assumed in conjunction with property acquisitions. Additionally, payments of distributions increased by $42.1 million to $91.8 million for the first six months of 1998, as compared with $49.7 million for the same period in 1997. The distribution payment increase is due to the greater number of shares outstanding and a 21.3% increase in the distribution rate of $.94 per share for the first six months of 1998 from $1.14 per share in 1997.

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

     At June 30, 1998, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

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

     In February, March and April 1998, the Company placed 710,832 shares, 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Registered Unit Investment Trusts along with other publicly traded REITs. The net proceeds of $96.3 million were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

     In April 1998, the Operating Partnership sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008. The net proceeds of $73.1 million for the Series D Preferred Units were used to paydown the line of credit and fund future growth of the Company.

     In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 8.00% of the liquidation preference of $100.0 million. Net proceeds of $96.8 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

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

     During the first six months of 1998 the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows: $150.0 million of 6.75% notes due January 15, 2008; $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.875% notes due April 30, 2007.

     As of June 30, 1998, the Operating Partnership had in total $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027. Through its issuance of debt the Company has extended the average maturity for its unsecured debt from 6.4 years at June 30, 1997, to 9.7 years at June 30, 1998.

     The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At June 30, 1998, the Operating Partnership had $75.0 million outstanding under the Facility. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility at December 31, 1997. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1998 with an option to extend for one more year.

     In addition to the unsecured debt securities and the Facility, the Operating Partnership has $112.8 million of secured indebtedness (the "Mortgages") at June 30, 1998. The Mortgages have interest rates varying from 10.0% to 7.4% and maturity dates from 1998 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $16.4 million of assessment bonds outstanding as of June 30, 1998.

     The Company and Operating Partnership filed a shelf registration statement (the "May 1998 Shelf Registration Statement") with SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership, which became effective in May 1998.

     After completion of the equity and debt offerings, the Company has the capacity pursuant to a shelf registration statement declared effective in September 1997 (the "September 1997 Registration Statement") and the May 1998 Shelf Registration Statement to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement and the May 1998 Shelf Registration Statement to issue up to $813.5 million in debt securities.

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


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                 Three Months Ended                      Six Months Ended
                                                 ------------------                      ----------------
                                          June 30, 1998       June 30, 1997       June 30, 1998      June 30, 1997
                                          -------------       -------------       -------------      -------------
     Net income before disposition
       of property and minority             $  40,630           $  26,111           $  78,574           $  49,923
       interest
     Adjustments:
     Dividends on Series B                     (2,510)             (2,510)             (5,020)             (5,020)
     Preferred Stock
     Dividends on Series C                     (2,953)                 --              (5,906)                 --
     Preferred Stock
     Dividends on Series E                       (600)                 --                (600)                 --
     Preferred Stock
     Distributions on Preferred
     Operating Partnership Units               (2,223)                 --              (3,488)                 --
     Depreciation and Amortization             22,404              12,276              41,769              22,753
     Other, net                                   (14)                187                 (28)                375
     Straight-lined rent                       (1,508)               (579)             (3,488)               (576)
                                            ---------           ---------           ---------           ---------
         Funds from Operations              $  53,226           $  35,485           $ 101,813           $  67,455
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

           Exhibit Number

           12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

           27.1 Article 5 Financial Data Schedule (EDGAR Filing Only)

     (B)  Reports on Form 8-K

          The Company filed a current report on Form 8-K dated July 1, 1998, which included certain audited historical and unaudited pro forma financial information concerning the TDC Portfolio.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                            Spieker Properties, Inc.
                                            (Registrant)




Dated:       August 14, 1998                /s/  Elke Strunka
      ----------------------------          ------------------------------------
                                            Elke Strunka
                                            Vice President and
                                            Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

    12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

    27.1                Article 5 Financial Data Schedule (EDGAR Filing Only).