Form 10-Q
period 1998-09-30
SPIEKER PROPERTIES INC
filed 1998-11-16
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Yes   X      No
    -----.      ----.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

61,181,202 shares of Common Stock, $0.0001 par value as of November 9, 1998. 557,549 shares of Class B Common Stock, $0.0001 par value as of November 9, 1998. 1,176,470 shares of Class C Common Stock, $0.0001 par value as of November 9, 1998.


Page 1 of 25
Exhibit Index is located on Page 24.

                            SPIEKER PROPERTIES, INC.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                       Page No.
   Item 1. Financial Statements (unaudited).............................................   3

           Consolidated Balance Sheets as of September 30, 1998, and December 31, 1997..   4
           Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 1998 and 1997..........................................   6
           Consolidated Statement of Stockholders' Equity for the Nine Months Ended
             September 30, 1998.........................................................   7
           Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1997................................................   8
           Notes to Consolidated Financial Statements...................................  10

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................  17

PART II.   OTHER INFORMATION

   Item 2. Changes in Securities........................................................  24
   Item 6. Exhibits and Reports on Form 8-K.............................................  24

   Signatures...........................................................................  25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, Inc. (the "Company"):

    (i) Consolidated Balance Sheets as of September 30, 1998, and December 31, 1997
    (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997
    (iii) Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998
    (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997
    (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on the Form 10-K for the year ended December 31, 1997.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                     September 30, 1998   December 31, 1997
                                                     ------------------   -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests        $   915,697         $   694,621
  Buildings and improvements                               2,879,165           2,159,581
  Construction in progress                                   209,490              89,509
                                                         -----------         -----------
                                                           4,004,352           2,943,711
  Less - Accumulated depreciation                           (221,483)           (169,051)
                                                         -----------         -----------
                                                           3,782,869           2,774,660
  Investments in mortgages                                    33,105             271,675
  Property held for disposition, net                          52,705              37,186
                                                         -----------         -----------

     Net investments in real estate                        3,868,679           3,083,521

CASH AND CASH EQUIVALENTS                                     19,270              22,628

ACCOUNTS RECEIVABLE, net of allowance for
  doubtful accounts of $595 and $260 as of
  September 30, 1998, and December 31, 1997,
  respectively                                                 4,251               8,661

DEFERRED RENT RECEIVABLE                                      10,814               5,276

RECEIVABLE FROM AFFILIATES                                        --                 294

DEFERRED FINANCING AND LEASING COSTS, net
  of accumulated amortization of $13,078
  and $10,036 as of September 30, 1998, and
  December 31, 1997, respectively                             41,067              30,983

FURNITURE, FIXTURES AND EQUIPMENT, net                         4,184               3,375

PREPAID EXPENSES AND OTHER ASSETS                             13,332              50,892

INVESTMENT IN AFFILIATE                                       19,209              37,304
                                                         -----------         -----------
                                                         $ 3,980,806         $ 3,242,934
                                                         ===========         ===========




        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   September 30, 1998   December 31, 1997
                                                                      -----------          -----------
DEBT
  Unsecured notes                                                     $ 1,436,500          $ 1,135,000
  Unsecured short-term borrowings                                         225,000              200,000
  Mortgage loans                                                          112,298               96,502
                                                                      -----------          -----------
     Total debt                                                         1,773,798            1,431,502
                                                                      -----------          -----------

ASSESSMENT BONDS PAYABLE                                                   12,243               12,672
ACCOUNTS PAYABLE                                                           17,190                9,519
ACCRUED REAL ESTATE TAXES                                                  13,135                1,003
ACCRUED INTEREST                                                           31,845               21,541
UNEARNED RENTAL INCOME                                                     18,646               13,712
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                        44,717               41,110
OTHER ACCRUED EXPENSES AND LIABILITIES                                     47,284               32,034
                                                                      -----------          -----------
  Total liabilities                                                     1,958,858            1,563,093
                                                                      -----------          -----------

MINORITY INTERESTS                                                        296,688              186,013
                                                                      -----------          -----------

COMMITMENTS AND CONTINGENCIES                                                  --                   --

STOCKHOLDERS' EQUITY
  Series A Preferred Stock: convertible, cumulative,
    $.0001 par value, 1,000,000 shares authorized, issued
    and outstanding, $25,000 liquidation preference                        23,949               23,949

  Series B Preferred Stock: cumulative, redeemable, $.0001
    par value, 5,000,000 shares authorized, 4,250,000
    issued and outstanding, $106,250 liquidation preference               102,064              102,064

  Series C Preferred Stock: cumulative, redeemable, $.0001
    par value, 6,000,000 shares authorized, issued and
    outstanding, $150,000 liquidation preference                          145,959              145,959

  Series E Preferred Stock: cumulative, redeemable, $.0001
    par value, 4,000,000 shares authorized, issued and
    outstanding, $100,000 liquidation preference                           96,401                   --

  Common Stock: $.0001 par value, 660,500,000 shares
    authorized, 61,173,702 and 55,772,632 shares issued and
    outstanding as of September 30, 1998, and December 31,                      6                    5
    1997, respectively

  Class B Common Stock: $.0001 par value, 557,549 and
    2,000,000 shares authorized, issued and outstanding as
    of September 30, 1998 and December 31, 1997, respectively                  --                   --

  Class C Common Stock: $.0001 par value, 1,500,000 shares
    authorized, 1,176,470 issued and outstanding                               --                   --

  Excess Stock: $.0001 par value per share, 330,000,000
    shares authorized, no shares issued or outstanding                         --                   --

  Additional paid-in capital                                            1,360,356            1,223,229
  Deferred compensation                                                    (3,475)              (1,378)
  Retained earnings                                                            --                   --
                                                                      -----------          -----------
     Total stockholders' equity                                         1,725,260            1,493,828
                                                                      -----------          -----------
                                                                      $ 3,980,806          $ 3,242,934
                                                                      ===========          ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
             (unaudited, dollars in thousands, except share amounts)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30                    September 30
                                                       1998            1997            1998            1997
                                                     ---------       ---------       ---------       ---------
REVENUES
  Rental income                                      $ 143,139       $  82,504       $ 393,219       $ 221,424
  Interest and other income                              2,651           1,392          16,495           4,767
                                                     ---------       ---------       ---------       ---------
                                                       145,790          83,896         409,714         226,191
                                                     ---------       ---------       ---------       ---------
OPERATING EXPENSES
  Rental expenses                                       34,218          17,431          87,694          44,514
  Real estate taxes                                     11,076           6,038          30,726          17,077
  Interest expense, including amortization of
    finance costs                                       28,613          16,214          88,811          40,914
  Depreciation and amortization                         24,191          13,442          66,423          36,457
  General and administrative and other expenses          4,430           3,720          14,225          10,255
                                                     ---------       ---------       ---------       ---------
                                                       102,528          56,845         287,879         149,217
                                                     ---------       ---------       ---------       ---------
  Income from operations before disposition of
   property and minority interests                      43,262          27,051         121,835          76,974
                                                     ---------       ---------       ---------       ---------

GAIN ON DISPOSITION OF PROPERTY                          1,417           3,937          17,132          18,117
                                                     ---------       ---------       ---------       ---------

  Income from operations before minority
    interests                                           44,679          30,988         138,967          95,091
                                                     ---------       ---------       ---------       ---------

MINORITY INTERESTS' SHARE IN NET INCOME                 (6,735)         (3,685)        (19,248)        (11,504)
                                                     ---------       ---------       ---------       ---------

  Net income before preferred dividends                 37,944          27,303         119,719          83,587
                                                     ---------       ---------       ---------       ---------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                (695)           (573)         (2,085)         (1,720)
  Series B Preferred Stock                              (2,510)         (2,510)         (7,530)         (7,530)
  Series C Preferred Stock                              (2,953)             --          (8,859)             --
  Series E Preferred Stock                              (2,000)             --          (2,600)             --
                                                     ---------       ---------       ---------       ---------
  Net income available to Common Stockholders        $  29,786       $  24,220       $  98,645       $  74,337
                                                     =========       =========       =========       =========

INCOME PER SHARE OF COMMON STOCK

     Net income - basic                              $     .47       $     .51       $    1.60       $    1.61
                                                     =========       =========       =========       =========
     Net income - diluted                            $     .47       $     .50       $    1.58       $    1.59
                                                     =========       =========       =========       =========

DIVIDENDS PER SHARE
  Series A Preferred Stock                           $     .70       $     .57       $    2.10       $    1.72
                                                     =========       =========       =========       =========
  Series B Preferred Stock                           $     .59       $     .59       $    1.77       $    1.77
                                                     =========       =========       =========       =========
  Series C Preferred Stock                           $     .49       $      --       $    1.47       $      --
                                                     =========       =========       =========       =========
  Series E Preferred Stock                           $     .50       $      --       $     .65       $      --
                                                     =========       =========       =========       =========
  Common Stock, including Class B and Class C        $     .57       $     .47       $    1.71       $    1.45
                                                     =========       =========       =========       =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                        (unaudited, dollars in thousands)


                         Series A,
                         Series B
                        Series C and                Class B    Class C
                         Series E       Common      Common     Common     Common    Additional                Retained
                         Preferred      Stock       Stock      Stock     Stock Par    Paid-in     Deferred    Earnings
                           Stock        Shares      Shares     Shares      Value      Capital   Compensation  (Deficit)    Total
                         -----------  ----------  ----------  ---------  ---------  ----------  ------------  ---------  ----------
BALANCE AT
 DECEMBER 31, 1997       $  271,972   55,772,632   2,000,000  1,176,470    $  5     $1,223,229    $(1,378)    $     --   $1,493,828
  Common Stock Offering          --    2,659,468          --         --       1        102,533         --           --      102,534
  Preferred Stock
    Offering                 96,401           --          --         --      --             --         --           --       96,401
  Common Stock Issued
    for Property                 --      165,985          --         --      --          6,900         --           --        6,900
  Conversion of
    Operating
    Partnership Units
    to Common Stock              --      339,727          --         --      --         10,840         --           --       10,840
  Conversion of
    Class B Common
    Stock to Common
    Stock                              1,825,883  (1,442,451)
  Stock Options
    Exercised                    --      306,750          --         --      --          6,405         --           --        6,405
  Restricted Stock Grant         --      103,257          --         --      --          2,265     (2,265)          --           --
  Amortization of
    Deferred
    Compensation                 --           --          --         --      --             --        168           --          168
  Allocation from
    minority interests           --           --          --         --      --         16,090         --           --       16,090
  Dividends Declared        (21,074)          --          --         --      --         (7,906)        --      (98,645)    (127,625)
  Net Income                 21,074           --          --         --      --             --         --       98,645      119,719
                         ----------   ----------  ----------  ---------    ----     ----------    -------     --------   ----------

BALANCE AT
 SEPTEMBER 30, 1998      $  368,373   61,173,702     557,549  1,176,470    $  6     $1,360,356    $(3,475)    $      0   $1,725,260
                         ==========   ==========  ==========  =========    ====     ==========    =======     ========   ==========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                       (unaudited, dollars in thousands)


                                                                            Nine Months
                                                                         Ended September 30
                                                                         ------------------
                                                                        1998             1997
                                                                     -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $   119,719       $  83,587
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                           66,423          36,457
  Amortization of prepaid interest and deferred financing costs            1,675             848
  Non-cash compensation                                                       63             597
  Minority share of net income                                            19,248          11,504
  Gain on disposition of property                                        (17,132)        (18,117)
  Increase in deferred rent receivable                                    (5,538)         (1,406)
  Decrease (increase) in accounts receivable                               4,410          (1,213)
  Decrease in receivable from affiliates                                     294              76
  Increase in prepaid expenses and other assets                           (3,222)        (11,973)
  Decrease in assessment bonds payable                                      (798)           (624)
  Increase in accounts payable                                             7,671           3,774
  Increase in accrued real estate taxes                                   12,132           5,883
  Increase in accrued interest                                            10,304           5,917
  Increase in other accrued expenses and liabilities                       8,438           9,184
  Increase in unearned rental income                                       4,934           3,918
                                                                     -----------       ---------
     Net cash provided by operating activities                           228,621         128,412
                                                                     -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                             (1,039,222)       (872,246)
  Reductions to deposits on properties, net                               39,181              --
  Additions to investment in mortgages                                   (11,610)        (17,073)
  Additions to investment in affiliates                                   (8,574)             --
  Additions to leasing costs                                             (12,282)         (5,541)
  Proceeds from investment in mortgages                                  250,179              --
  Proceeds from investment in affiliate                                   31,670              --
  Proceeds from disposition of property                                   63,951         100,115
                                                                     -----------       ---------
     Net cash used for investing activities                             (686,707)       (794,745)
                                                                     -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt, net of financing fees                            1,018,254         699,138
  Payments on debt                                                      (697,809)       (321,986)
  Payment of dividends/distributions                                    (144,182)        (78,474)
  Proceeds from sale of Common Stock, net of issuance costs              102,534         374,835
  Proceeds from Stock Options exercised                                    6,405           2,245
  Proceeds from sale of Preferred Stock, net of issuance costs            96,401              --
  Proceeds from sale of Preferred Operating Partnership Units             73,125              --
  Proceeds from sale of Operating Partnership Units                           --              25
                                                                     -----------       ---------
     Net cash provided by financing activities                           454,728         675,783
                                                                     -----------       ---------
     Net increase (decrease) in cash and cash equivalents                 (3,358)          9,450
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          22,628          29,336
                                                                     -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    19,270       $  38,786
                                                                     ===========       =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                        (unaudited, dollars in thousands)


                                                                                 Nine Months
                                                                             Ended September 30
                                                                             ------------------
                                                                              1998        1997
                                                                             ------      ------
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                     76,831      38,416
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Liabilities assumed in relation to property acquisitions                     23,623      54,496
Minority interest capital recorded in relation to property acquisitions      65,395      26,072
Write-off of fully depreciated property                                       6,884       4,973
Write-off of fully amortized deferred financing and leasing costs             1,947       6,591
Restricted Stock Grants                                                       2,265         491
Property acquired through the issuance of Common Stock                        6,900          --
Conversion of operating partnership units into Common Stock
  with resulting reduction in minority interest and increase in
  additional paid-in-capital                                                     --         524



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 and 1997
          (unaudited, in thousands, except share and square foot data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc.

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of September 30, 1998, the Company owned an approximate 87.9 percent general and limited partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 1998, and December 31, 1997, and its consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and its consolidated cash flows for the nine months ended September 30, 1998 and 1997. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three and nine months ended September 30, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Land

     The Company has costs related to land parcels that are either held for investment or are in a design and approval process in the amounts of $119.4 million at September 30, 1998 and 20.9 million at December 31, 1997. There were no material Construction in process costs associated with these land parcels.

     Properties

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

          Land improvements and leasehold interests    18 to 40 years
          Buildings and improvements                   10 to 40 years
          Tenant improvements                          Term of the related lease

     The cost of buildings and improvements includes the purchase price of the property or interests in property, legal fees, acquisition costs, capitalized interest, property taxes and other costs incurred during the period of construction. All acquisitions are recorded using the purchase method of accounting.

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of assets are capitalized.

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1998, and December 31, 1997, none of the carrying values of the properties exceeded their estimated fair values. As of September 30, 1998, and December 31, 1997, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     The Company owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Company (see note 4 Investments in Mortgages). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of September 30, 1998, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

     Construction in Progress

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

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

     Minority Interest

     Minority interest in the Company consists of the limited partners' interest in the Operating Partnership of approximately 12.1 percent and 10.8 percent at September 30, 1998 and December 31, 1997, respectively.

     Revenues

     All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

     Interest and Other Income

     Interest and other income includes interest income on cash, cash equivalents, investments in mortgages and management fee income.

     Net Income Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B and Class C Common Stock) during the period. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options. The basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 1998 and 1997, are as follows:

                            Basic Weighted Average     Diluted Weighted Average
                           Common Shares Outstanding   Common Shares Outstanding
                           -------------------------   -------------------------
     Three months ended:
       September 30, 1998            62,976,362                  63,593,983
       September 30, 1997            47,272,378                  48,038,867

     Nine months ended:
       September 30, 1998            61,787,427                  62,618,321
       September 30, 1997            46,048,726                  46,815,215

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

3.   ACQUISITIONS AND DISPOSITIONS

     The Company acquired the following properties (the "1998 Acquisitions") during the nine months ended September 30, 1998:

                                                              Property   Total Rentable
     Project Name                        Location              Type(1)     Square Feet    Initial Cost(2)
     ------------                        --------             --------   --------------   ---------------
     The Concourse                       San Jose, CA             O          540,224        $172,421(4)
     Koll Bellefield Center              Bellefield, WA           O           65,946          10,324
     Santa Monica Business Park (3)      Santa Monica, CA         O          960,081         105,649
     Marina Business Center (3)          Marina Del Rey, CA       O          261,966          21,613
     The City Office Portfolio           Orange, CA               O          409,492          97,306(5)
     Skyport Plaza                       San Jose, CA             O          359,600          56,873(6)
     Hayward Business Park               Hayward, CA              I          630,944          33,610
     Commerce Park West I, II and III    Sacramento, CA           I          579,945          26,202(7)
     Brea Park Center - Building C       Brea, CA                 O           26,856           2,297
     Allegiance Center                   Ontario, CA              O           73,778           5,191
     Ontario Corporate Center            Ontario, CA              O           97,703          10,479
     2600 Michelson (3)                  Irvine, CA               O          391,166          64,287
     Cerritos Towne Center (3)           Cerritos, CA             O          332,608          41,531
     Metro Center (3)                    San Mateo, CA            O          711,584         131,058
     Biltmore Commerce Center (3)        Phoenix, AZ              O          262,875          41,786
     Benjamin Franklin Plaza             Portland, OR             O          273,239          50,047
     SAN MATEO BAY CENTER III            SAN MATEO, CA            O           62,869          16,007

(1)  "O" indicates office property; "I" indicates industrial property.
(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.
(3)  Previously identified as a part of the TDC Portfolio.
(4) Includes approximately $22.1 million allocated to 6.6 acres of land held for future development.
(5) Includes approximately $3.5 million allocated to 11.5 acres of land held for future development and $35.6 million allocated to a property currently under redevelopment.
(6) Includes approximately $23.1 million allocated to 19.0 acres of land held for future development.
(7) Previously identified as Enterprise Business Park II. Includes approximately $2.0 million allocated to 11.5 acres of land held for future development.

The Company disposed of the following properties (the "1998 Dispositions") during the nine months ended September 30, 1998:

                                                      Property    Total Rentable
Project Name                     Location               Type        Square Feet    Sales Price
------------                     --------             --------    --------------   -----------
Rose Pavilion                    Pleasanton, CA        Retail         292,902        $40,928
Camino West Business Park        Carlsbad, CA          Office          44,574          2,750
Fresno Warehouse II              Fresno, CA           Industrial      122,000          3,934
Fresno Warehouse III             Fresno, CA           Industrial      100,200          3,653
Fresno Associates I              Fresno, CA           Industrial      175,900          6,463
MCARTHUR PARK                    SANTA ANA, CA         OFFICE          94,023          7,800



During the nine months ended September 30, 1998, the Company acquired twelve parcels of land for development. The total initial cost of these twelve parcels was $62,430.

4.   TRANSACTIONS WITH AFFILIATES

     Revenues and Expenses

     The Company received $2,197 and $538 for nine months ended September 30, 1998, and 1997, respectively, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC or Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

     Receivable From Affiliates

     The receivable from affiliates at September 30, 1998, and December 31, 1997, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

     Investments in Mortgages

     Included in Investments in Mortgages are $18,700 at September 30, 1998 and $257,294 at December 31, 1997, of loans to Spieker Northwest, Inc. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $1,160 and $10,369 is included in interest and other income for the three and the nine months ended September 30, 1998.

     Investment in Affiliate

     The investment in affiliate represents an investment in Spieker Northwest, Inc. ("SNI"). The Company owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. SNI owns 226,785 square feet of office and industrial property located in various states. In addition, SNI owns one parcel of land totaling 20.0 acres. The entire portfolio of property is held for sale at September 30, 1998. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Additionally, investment in affiliates represents the 12.5% interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates, LLC purchased in April 1998 a 535,000 square foot office complex, which is managed by the Company, located in Orange County, California for an initial cost of $100,000.

5.   PROPERTY HELD FOR DISPOSITION

     The Company has determined to focus exclusively on properties that meet its long-term strategic objectives. The Company has therefore decided to divest itself of certain properties. Included in property held for disposition of $52,705 at September 30, 1998, is one industrial property located in Washington, one industrial property and one land parcel located in Southern California and, one office property in Arizona. The divestiture of these properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

6.   DEBT

     Unsecured Notes

     As of September 30, 1998, the Company has outstanding $1,436,500 in investment grade rated unsecured debt securities with interest rates ranging from 6.65% to 8.0% payable semi-annually. The debt securities mature on various dates from 2000 to 2027.

     Unsecured Short-Term Borrowings

     The Company has an Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of September 30, 1998, the amount drawn on the facility was $25,000. In addition, the Company has a $200,000 short-term bank facility outstanding at September 30, 1998. This short-term facility carries interest at LIBOR plus .65% and matures November 1999.

     Mortgage Loans

     Mortgage loans of $112,298 as of September 30, 1998, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88%, require monthly principal and interest payments, and mature on various dates from 1998 to 2013.

7.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at September 30, 1998, and December 31, 1997, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of September 30, 1998, and December 31, 1997, are as follows:

                                          September 30, 1998   December 31, 1997
                                          ------------------   -----------------
          Shares of:
               Common Stock                   61,173,702          55,772,632
               Class B Common Stock              557,549           2,000,000
               Class C Common Stock            1,176,470           1,176,470
               Series A Preferred Stock        1,000,000           1,000,000
               Series B Preferred Stock        4,250,000           4,250,000
               Series C Preferred Stock        6,000,000           6,000,000
               Series E Preferred Stock        4,000,000                  --
          Units of:
               Minority Interest Holders       8,835,450           7,322,126
               Minority Interest Holders -
                 Series D Preferred Units      3,221,831           2,007,495

8.   MINORITY INTEREST

     Preferred Operating Partnership Units

     In November 1997, the Company issued limited partner's interest of 2,007,495 Preferred Operating Partnership Units. Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash subsequent to December 3, 2002 at the option of the Company. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $.63 per share. For the nine months ended September 30, 1998, 285,664 Preferred Operating Partnership Units have been converted into 259,694 Operating Partnership Units. There were no conversions during the quarter ended September 30, 1998.

     Series D Cumulative Redeemable Preferred Units

     In April 1998, the Operating Partnership sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008.

9.   STOCKHOLDERS' EQUITY

     Equity Offerings and Common Stock Conversion

     In July 1998, the Company issued 173,664 shares of Common Stock at $39.17 per share in a direct placement. Net proceeds of approximately $6,667 were used to repay borrowings on the unsecured line of credit.

     In July 1998, 1,442,451 shares of Class B Common Stock were converted into 1,825,883 shares of Common at the discretion of the Common Shareholder.

     Series E Cumulative Redeemable Preferred Stock

     In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share through an underwritten public offering. Dividends are payable at an annual rate of 8.00% of the liquidation preference of $100.0 million. The shares are redeemable solely at the option of the Company.

10.  COMMITMENTS AND CONTINGENCIES

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

     In addition, the Company has entered into operating ground leases on certain land parcels with periods ranging from 16 to 53 years. Certain ground leases contain purchase options. Payments for the ground leases for 1998 are $5,937.

11.  GAIN ON DISPOSITION OF PROPERTY

     Gain on disposition of property for the nine months ended September 30, 1998, represents the gain on dispositions of one retail property located in Pleasanton, California, two office properties located in Carlsbad and Santa Ana, California and three industrial buildings located in Fresno, California.

12.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1998, the Company acquired one property totaling approximately 51,431 square feet at a total initial acquisition cost of $4.9 located in Ontario, California. This acquisition was funded with proceeds from property dispositions.

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three and nine month periods ended September 30, 1998, as compared to the corresponding periods ended September 30, 1997.

Rental revenues for the third quarter of 1998 increased by $60.6 million or 73.5% to $143.1 million, as compared with $82.5 million for the quarter ended September 30, 1997. Of this increase, $27.5 million was generated by properties acquired during the first nine months of 1998 (the "1998 Acquisitions"). In the third quarter of 1998 the Company acquired one property totaling 63 thousand square feet for a total investment of $16.3 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The only property acquired in the third quarter was purchased on July 7, 1998 and therefore, a full quarter's revenue and expense was not recognized during the quarter.

$28.4 million of the rental revenue increase in the third quarter of 1998 was generated by properties acquired during 1997. During 1997, the Company invested $1.5 billion to acquire properties totaling 12.5 million square feet (the "1997 Acquisitions").

$2.8 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1997, and still owned at September 30, 1998 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended September 30, 1998, the Company completed 343 lease transactions for the renewal or re-leasing of 2.4 million square feet of second-generation space. On average, for the quarter, the new effective rates were 40.5% higher than the expiring coupon rent.

$5.5 million of the rental revenue increase in the third quarter of 1998 was generated by properties developed by the Company (the "Developments"). The Developments include both properties completed and added to the Company's portfolio of stabilized properties during 1997 and 1998, as well as properties currently under development. During the nine months ended September 30, 1998, five properties totaling 812,651 square feet were completed for an estimated final cost of $50,673 million and were added to the Company's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. The Company also has a current development pipeline of 3.4 million square feet representing a total projected cost of $376.9 million. Certain of the properties in the development pipeline are shell complete and partially occupied but are not considered stabilized.

The increases in rental revenue are partially offset by a decrease of $3.6 million attributable to the disposition of properties which were owned by the Company during the quarter ended September 30, 1997 and sold subsequent to the end of such quarter (the "Property Dispositions").

Rental revenues for the nine month period ended September 30, 1998, increased by $171.8 million or 77.6% to $393.2 million as compared to $221.4 million for the same period ended September 30, 1997. $58.2 million and $103.7 million of this increase was attributable to the 1998 and 1997 Acquisitions, $8.1 million relates to the Core Portfolio, $13.6 million is attributable to the Developments, with the remainder attributable to an $11.8 million decrease from Property Dispositions.

As a result of the 1998 Acquisitions, the 1997 Acquisitions, and the Developments, the Company's rentable square footage, not including retail properties and properties sold, increased by 12.3 million square feet or 43.3% to 40.7 million square feet on September 30, 1998, from 28.4 million on September 30, 1997. At September 30, 1998, the portfolio of stabilized properties was 96.3% occupied. By property type, the office portfolio was 94.8% occupied and the industrial portfolio was 97.7% occupied.

Interest and other income increased by $1.2 million and $11.7 million or 85.7% and 243.8% for the three and nine month periods ended September 30, 1998, over the same periods ended September 30, 1997. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of Spieker Properties, Inc., in relation to SNI's acquisition of non-core assets in the WCB Portfolio. Refer to footnote (4) Transactions with Affiliates--"Investment in Affiliate" for further explanation.

Rental expenses increased by $16.7 million or 95.4% for the quarter ended September 30, 1998, as compared with the same period in 1997. Real estate taxes increased by $5.1 million or 85.0% in 1998, as compared to $6.0 million in 1997. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. Of the total $21.8 million increase in property operating expenses, $9.1 million is attributable to the 1997 Acquisitions, $10.9 million is attributable to the 1998 Acquisitions, $1.8 million is attributable to the Developments, and $1.0 million is attributable to the Core Portfolio offset by a $1.0 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 31.7% and 28.5% of rental revenues for the quarter ended September 30, 1998, and September 30, 1997, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the quarter ended September 30, 1998, 69.0% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 62.0% during 1997.

In relation to the Company's decision to divest itself of certain properties, the following analysis is presented: Rental revenues net of property operating expenses (referred to as "property operating income") increased by $41.4 million or 73.4% to $97.8 million, as compared to $56.4 million for the quarter ended September 30, 1997. Of this increase, $16.6 million and $19.3 million relates to the 1998 and 1997 Acquisitions, $1.8 million is attributable to the Core Portfolio, and $3.7 million is attributable to the Developments. For the nine month period ended September 30, 1998, property operating income increased by $123.5 million or 82.5% from $149.7 million to $273.2 million at September 30, 1998. $35.4 million and $72.4 million related to the 1998 and 1997 Acquisitions, $6.5 million is related to the Core Portfolio, and $9.2 million is attributed to the Developments.

For the nine month period ended September 30, 1998, rental expenses increased by $43.2 million from $44.5 million for the nine months ended September 30, 1997. This represents a 97.1% increase year over year. Real estate taxes increased by $13.6 million or 79.5% to $30.7 million for the first three quarters of 1998 as compared to $17.1 million for the same period in 1997. Of the total $56.8 million increase in property operating expenses, $31.3 million is attributable to the 1997 Acquisitions, $22.8 million is for the 1998 Acquisitions, $4.4 million relates to the Developments, $1.6 million is attributed to the Core Portfolio, and a $3.3 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 30.1% and 27.8% of rental revenues for the nine months ended September 30, 1998, and 1997, respectively.

Interest expense increased by $12.4 million or 76.5% to $28.6 million for the three months ended September 30, 1998, from $16.2 million for the same period in 1997. For the nine month period ended September 30, 1998, interest expense increased by $47.9 million or 117.1% to $88.8 million from $40.9 million for the same period in 1997. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended September 30, 1998, and 1997 was $1.8 billion and $981.3 million respectively. The average balance outstanding for the nine months ended September 30, 1998, was $1.8 billion and $823.6 million for the same period in 1997. The increases in the average outstanding debt balances are consistent with the increases in the size of the Company's portfolio of properties.

Depreciation and amortization expenses increased by $10.7 million and $29.9 million or 79.9% and 81.9% for the three and nine month periods ended September 30, 1998, respectively, as compared with the same periods in 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $0.7 million and $4.0 million for the three and nine month periods ended September 30, 1998 as compared with the same periods in 1997, primarily as a result of the growth in the portfolio. On a percentage basis, general and administrative expenses were 3.1% and 3.6% of rental revenues for the three and nine month periods ended September 30, 1998, respectively, as compared with 4.5% and 4.6% for the same periods in 1997.

During the third quarter of 1998, the Company disposed of properties resulting in a gain on disposition of $1.4 million. This brings the total gain on disposition of property for the first three quarters of 1998 to $17.1 million on the disposition of six properties.

Net income before minority interests and disposition of property increased by $16.2 million or 59.8% to $43.3 million for the three month period ended September 30, 1998, from $27.1 million for the same period in 1997. For the nine month period ended September 30, 1998, net income before minority interests and disposition of property increased by $44.8 million or 58.2% to $121.8 million, from $77.0 million for the same period in 1997. The increase in net income is principally due to the 1998 and 1997 Acquisitions and revenue growth in the Company's Core Portfolio.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 1998, cash provided by operating activities increased by $100.2 million, or 78.0%, to $228.6 million, as compared to $128.4 million for 1997. The increase is primarily due to the increase in net operating income resulting from the 1997 and 1998 Acquisitions, the Developments, increased rental income generated by the Core Portfolio and is partially offset by an increase in interest expense and property dispositions. Cash used for investing activities decreased by $108.0 million, or 13.6%, to $686.7 million for the first nine months of 1998, as compared to $794.7 million for the first nine months of 1997. The decrease is attributable to the net effect of the Company's ongoing acquisition and development of office and industrial properties offset by proceeds from investments in mortgages and dispositions. Cash provided by financing activities decreased by $221.1 million, or 32.7%, to $454.7 million for the first nine months of 1998, as compared to $675.8 million for the same period in 1997. During the first nine months of 1998, cash provided by financing activities consisted primarily of $272.1 million in net proceeds from the sale of Common and Preferred Stock and Preferred Operating Partnership Units, $301.5 million in gross proceeds from the issuance of unsecured notes (see below), net borrowings of $25.0 million on the Facility (as defined below) and a net decrease of $2.8 million in payments of mortgage loans. Additionally, payments of distributions increased by $65.7 million to $144.2 million for the first nine months of 1998, as compared with $78.5 million for the same period in 1997. The distribution payment increase is due to the greater number of shares outstanding and a 21.3% increase in the distribution rate of $1.14 per share for the first nine months of 1998 from $.94 per share in 1997.

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

At September 30, 1998, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

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

In February, March and April 1998, the Company placed 710,832 shares and 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Unit Investment Trusts along with other publicly traded REITs. The net proceeds of $96.3 million were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

In April 1998, the Company sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called by the Company at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008. The net proceeds of $73.1 million for the Series D Preferred Units were used to paydown the line of credit and fund future growth of the Company.

In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Company. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100.0 million. Net proceeds of $96.8 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

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

During the first nine months of 1998 the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows:
$150.0 million of 6.75% notes due January 15, 2008; $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.875% notes due April 30, 2007. Net proceeds of $299.1 million were used to repay borrowings on the unsecured line of credit and to fund the acquisition and development of properties.

As of September 30, 1998, the Operating Partnership had $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus
 .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At September 30, 1998, the Operating Partnership had $25.0 million outstanding as such $225.0 remains available under the Facility as of September 30, 1998. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1999.

In addition to the unsecured debt securities and the Facility, and the short-term facility, the Operating Partnership has $112.3 million of secured indebtedness (the "Mortgages") at September 30, 1998. The Mortgages have interest rates varying from 10.0% to 7.4% and maturity dates from 1998 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.2 million of assessment bonds outstanding as of September 30, 1998.

In addition, the Company and Operating Partnership filed a shelf registration statement (the "May 1998 Shelf Registration Statement") with SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership, which became effective in May 1998.

After completion of the equity and debt offerings, the Company has the capacity pursuant to a shelf registration statement declared effective in September 1997 (the "September 1997 Registration Statement") and the May 1998 Shelf Registration Statement to issue up to approximately $770.5 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement and the May 1998 Shelf Registration Statement to issue up to $813.5 million in debt securities.

YEAR 2000 COMPLIANCE

The Company utilizes information technology (IT) systems such as computer hardware, software, and operating systems which are used for its financial and accounting business systems, as well as for property management and administrative functions. The Company also utilizes non-IT systems, such as electrical and mechanical systems, within its real estate facilities.

To evaluate the impact of Year 2000 compliance on its operations, the Company established a Year 2000 task force ("Task Force"). The Task Force consulted with the Company's IT department, the Company's regional facilities managers, and an outside consulting group to determine the impact to the IT and non-IT systems within its facilities. Based upon their findings, a course of action was developed, and the results are outlined below.

The Company's IT department inventoried all IT hardware and software to assess the business risk of each item. Manufacturers and/or suppliers were contacted to determine Year 2000 compliance. Hardware and software with high business risk, based on the manufacturers and/or suppliers assurances, do not appear to present Year 2000 issues with the exception of the Company's payroll system. The upgrade that will put the payroll software into compliance will be installed by December 31, 1998. Items with medium or low risk factors will be phased out or upgraded. None of the above upgrades constitutes a material capital expense for the Company.

The Company's primary business is owning and managing real estate, therefore any non-IT Year 2000 issues would reside in the Company's facilities. The Task Force, together with the regional facilities managers, is in the process of examining each building for electrical and mechanical systems that may contain date sensitive software and/or date sensitive imbedded microprocessors. To date, 90 percent of the facilities have been examined. Manufacturers and/or suppliers have been contacted to determine which such systems are Year 2000 compliant. Where non-compliance was detected, recommendations for solutions to potential problems were requested. Tests have been run, where possible, to determine which of the systems are Year 2000 compliant. Based on these evaluations, it is estimated that little modification work is required, and as a whole these modifications should not constitute a material capital expense. The modification work that is required should be completed in the first six months of 1999.

In the event of unforeseen failure of any facility-related mechanical system, due to a Year 2000 issue, contingency plans include the deployment of teams consisting of regional facility managers, building engineers and customer service personnel which would manually override any such building systems in a timely manner.

In addition to the "due diligence" being performed at the facility level, other steps have been taken to attempt to minimize the Company's Year 2000 exposure:
i) The Company's third party "critical" vendors (utility providers, banks, etc.) have been contacted to determine their state of Year 2000 preparedness; and the Company is currently in the process of receiving their responses; ii) the Task Force has attended Year 2000 seminars and has consulted with external legal counsel and consultants regarding potential issues facing the Company; and iii) an in-house database has been established to track building and vendor compliance, as well as tenant requests and the Company's corresponding responses.

Based on the Company's assessments to date and the proposed modifications, the Company believes that there should not be a material impact on the Company's IT and non-IT systems. No assurances, however, can be given that any or all of the Company's systems will be Year 2000 compliant, or that compliance will not have a material adverse effect on results of operations.

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

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all Series A Preferred Stock, Class B and Class C Common Stock and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the Treasury Stock method.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                Three Months Ended             Nine Months Ended
                                                ------------------             -----------------
                                          September 30,   September 30,   September 30,   September 30,
                                              1998            1997           1998             1997
                                          -------------   -------------   -------------   -------------
Net income before disposition of
  property and minority interest             $43,262         $27,051       $121,835         $ 76,974
Adjustments:
Dividends on Series B Preferred Stock         (2,510)         (2,510)        (7,530)          (7,530)
Dividends on Series C Preferred Stock         (2,953)             --         (8,859)              --
Dividends on Series E Preferred Stock         (2,000)             --         (2,600)              --
Distributions on Preferred Operating
Partnership Units                             (2,527)             --         (6,016)              --
Depreciation and Amortization                 23,924          13,282         65,699           36,036
Other, net                                       105             186             76              560
Straight-lined rent                            (2408)           (624)        (5,556)          (1,200)
                                             -------         -------        --------        --------
    Funds from Operations                    $54,893         $37,385       $157,049         $104,840
                                             =======         =======        ========        ========

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On September 30, 1998, the Company paid a dividend of one right for each outstanding share of common stock of the Company held of record at the close of business on September 30, 1998 or issued thereafter prior to the Separation Time (as defined in the Rights Agreement referred to below). The rights were issued pursuant to the Stockholder's Protection Rights Agreement, dated as of September 10, 1998 (the "Rights Agreement"), between the Company and The Bank of New York, as Rights Agent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

     The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

     Exhibit Number
     --------------
        27.1    Article 5 Financial Data Schedule (EDGAR Filing Only)

(B) Reports on Form 8-K

(i) The Company filed a current report on Form 8-K dated July 1, 1998, which included certain audited historical and unaudited pro forma financial information concerning the TDC Portfolio.

(ii) The Company filed a current report on Form 8-K dated September 9, 1998, which described the Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                       Spieker Properties, Inc.
                                       (Registrant)



Dated: November 16, 1998               /s/ ELKE STRUNKA
      -----------------                -------------------------------------
                                       Elke Strunka
                                       Vice President and
                                       Principal Accounting Officer

                                INDEX TO EXHIBITS


     Exhibit
     Number                             Description
     -------                            -----------
       27.1    Article 5 Financial Data Schedule