Form 10-Q
period 1999-03-31
SPIEKER PROPERTIES INC
filed 1999-05-13
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12528


                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MARYLAND                                 94-3185802
      -------------------------------                  -------------------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                   Identification No.)


      2180 SAND HILL ROAD, MENLO PARK, CA                       94025
      ----------------------------------------         -------------------
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
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


63,298,749 shares of Common Stock, $0.0001 par value as of May 12, 1999.


Page 1 of 22
Exhibit Index is located on Page 21.

                            SPIEKER PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                                       Page No.
PART I.         FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited) .......................................................................   3

               Consolidated Balance Sheets as of March 31, 1999, and December 31, 1998 ................................   4
               Consolidated Statements of Operations for the Three Months Ended
                   March 31, 1999 and 1998 ............................................................................   6
               Consolidated Statement of Stockholders' Equity for the Three Months Ended
                   March 31, 1999 .....................................................................................   7
               Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 1999 and 1998 ............................................................................   8
               Notes to Consolidated Financial Statements .............................................................   9

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..................  16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk .............................................  21

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K .......................................................................  21
     Signatures .......................................................................................................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, Inc. (the "Company"):

      (i)   Consolidated Balance Sheets as of March 31, 1999, and December 31,
            1998

      (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998

      (iii) Consolidated Statement of Stockholders' Equity for the Three Months Ended March 31, 1999

      (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

      (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998
                        (unaudited, dollars in thousands)

                                     ASSETS



                                                                                                March 31, 1999   December 31, 1998
                                                                                                --------------   -----------------
INVESTMENTS IN REAL ESTATE
   Land, land improvements and leasehold interests                                               $   810,156        $   770,670
   Buildings and improvements                                                                      2,998,750          2,924,290
   Construction in progress                                                                          269,067            255,710
                                                                                                 -----------        -----------
                                                                                                   4,077,973          3,950,670
   Less - Accumulated depreciation                                                                  (262,581)          (240,778)
                                                                                                 -----------        -----------
                                                                                                   3,815,392          3,709,892
                                                                                                 -----------        -----------
   Land held for investment                                                                          109,450            131,530
   Investments in mortgages                                                                           28,069             28,069
   Property held for disposition, net                                                                 36,254             72,537
                                                                                                 -----------        -----------

       Net investments in real estate                                                              3,989,165          3,942,028

CASH AND CASH EQUIVALENTS                                                                             19,628              4,916

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,220 as of March 31, 1999
   and $894 at December 31, 1998                                                                       5,473              9,416

DEFERRED RENT RECEIVABLE                                                                              15,294             12,746

RECEIVABLE FROM AFFILIATES                                                                               184                183

DEFERRED FINANCING AND LEASING COSTS, net of accumulated amortization of $16,165                      46,445             44,607
   as of March 31, 1999 and $14,539 at December 31, 1998


FURNITURE, FIXTURES AND EQUIPMENT, net                                                                 4,582              4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                                             17,974             17,616


INVESTMENT IN AFFILIATE                                                                               20,479             20,863
                                                                                                 -----------        -----------

                                                                                                 $ 4,119,224        $ 4,056,870
                                                                                                 ===========        ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                                      March 31,       December 31,
                                                                                                        1999             1998
                                                                                                     -----------      -----------
DEBT
   Unsecured notes                                                                                   $ 1,436,500      $ 1,436,500
   Unsecured short-term borrowings                                                                       355,000          300,000
   Mortgage loans                                                                                        110,171          110,698
                                                                                                     -----------      -----------
       Total debt                                                                                      1,901,671        1,847,198
                                                                                                     -----------      -----------

ASSESSMENT BONDS PAYABLE                                                                                  11,196           11,339
ACCOUNTS PAYABLE                                                                                          16,130           24,938
ACCRUED REAL ESTATE TAXES                                                                                 12,763            2,251
ACCRUED INTEREST                                                                                          32,472           25,263
UNEARNED RENTAL INCOME                                                                                    20,400           22,635
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                                       48,871           44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                                                                    55,263           56,704
                                                                                                     -----------      -----------
   Total liabilities                                                                                   2,098,766        2,035,056
                                                                                                     -----------      -----------

MINORITY INTERESTS                                                                                       296,613          298,352
                                                                                                     -----------      -----------

STOCKHOLDERS' EQUITY
   Series A Preferred Stock: convertible, cumulative,  $.0001 par value, 1,000,000 shares
     authorized, issued and outstanding, $25,000 liquidation preference                                   23,949           23,949
   Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares
     authorized, 4,250,000 issued and outstanding, $106,250 liquidation preference                       102,064          102,064

   Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000 shares
     authorized, issued and outstanding, $150,000 liquidation preference                                 145,959          145,959
   Series E Preferred Stock: cumulative, redeemable, $.0001 par value, 4,000,000 shares
     authorized, issued and outstanding, $100,000 liquidation preference                                  96,401           96,401
   Common Stock: $.0001 par value, 660,500,000 shares authorized, 63,238,949 and 55,772,632
     shares issued and outstanding as of March 31, 1999, and December 31, 1998, respectively                   6                6

   Class C Common Stock: $.0001 par value, no shares issued and outstanding as of March 31, 1999
     and 1,500,000 shares authorized, 1,176,470 issued and outstanding as of December 31, 1998                --               --

   Excess Stock: $.0001 par value per share, 330,000,000 shares authorized, no shares issued or
     outstanding                                                                                              --               --
   Additional paid-in capital                                                                          1,362,018        1,359,946
   Deferred compensation                                                                                  (6,552)          (4,863)
   Retained earnings                                                                                          --               --
                                                                                                     -----------      -----------
       Total stockholders' equity                                                                      1,723,845        1,723,462
                                                                                                     -----------      -----------

                                                                                                     $ 4,119,224      $ 4,056,870
                                                                                                     ===========      ===========


        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)



                                                                              Three Months Ended March 31,
                                                                           ----------------------------------
                                                                             1999                      1998
                                                                           ---------                ---------
REVENUES
   Rental income                                                           $ 149,214                $ 117,637
   Interest and other income                                                   1,434                    7,670
                                                                           ---------                ---------
                                                                             150,648                  125,307
                                                                           ---------                ---------
OPERATING EXPENSES
   Rental expenses                                                            31,641                   24,389
   Real estate taxes                                                          11,554                    9,300
   Interest expense, including amortization of finance costs                  28,805                   29,267
   Depreciation and amortization                                              25,404                   19,586
   General and administrative and other expenses                               5,650                    4,822
                                                                           ---------                ---------
                                                                             103,054                   87,364
                                                                           ---------                ---------
   Income from operations before disposition of property                      47,594                   37,943
                                                                           ---------                ---------

GAIN ON DISPOSITION OF PROPERTY                                                5,166                    9,026
                                                                           ---------                ---------
   Income from operations before minority interests                           52,760                   46,969
                                                                           ---------                ---------

MINORITY INTERESTS' SHARE IN NET INCOME                                       (7,717)                  (5,742)
                                                                           ---------                ---------

   Net income                                                                 45,043                   41,227
                                                                           ---------                ---------

PREFERRED DIVIDENDS
   Series A Preferred Stock                                                     (744)                    (695)
   Series B Preferred Stock                                                   (2,510)                  (2,510)
   Series C Preferred Stock                                                   (2,953)                  (2,953)
   Series E Preferred Stock                                                   (2,000)                      --
                                                                           ---------                ---------
   Net income available to Common Stockholders                             $  36,836                $  35,069
                                                                           =========                =========

INCOME PER SHARE OF COMMON STOCK
   Basic earnings per share
       Net income - available to Common Stockholders                       $     .58                $     .58
                                                                           =========                =========
   Diluted earnings per share
       Net income - available to Common Stockholders                       $     .58                $     .58
                                                                           =========                =========

DIVIDENDS AND DISTRIBUTIONS PER SHARE
   Series A Preferred Stock                                                $     .74                $     .70
                                                                           =========                =========
   Series B Preferred Stock                                                $     .59                $     .59
                                                                           =========                =========
   Series C Preferred Stock                                                $     .49                $     .49
                                                                           =========                =========
   Series E Preferred Stock                                                $     .50                $      --
                                                                           =========                =========
   Common Stock, including Class B and Class C                             $     .61                $     .58
                                                                           =========                =========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (dollars in thousands)
                                   (UNAUDITED)



                                                                                Common            Class C            Common
                                                       Series A, B, C and E      Stock             Common            Stock Par
                                                         Preferred Stock         Shares         Stock Shares          Value
                                                       --------------------    ----------       ------------       -----------
BALANCE AT DECEMBER 31, 1998                               $   368,373         61,916,459         1,176,470        $         6
  Conversion of Operating Partnership Units                         --             32,000                --                 --
  Conversion of Class C Common Stock to Common Stock                --          1,176,470        (1,176,470)                --
  Allocation from minority interests                                --                 --                --                 --
  Restricted Stock Grant                                            --             99,820                --                 --
  Exercise of Stock options                                         --             14,200                --                 --
  Deferred Compensation amortization                                --                 --                --                 --
  Dividends Declared                                            (8,207)                --                --                 --
  Net Income                                                     8,207                 --                --                 --
                                                           -----------        -----------       -----------        -----------

BALANCE AT MARCH 31, 1999                                  $   368,373         63,238,949                --        $         6
                                                           ===========        ===========       ===========        ===========



                                                         Additional                           Retained
                                                           Paid-in           Deferred          Earnings
                                                           Capital          Compensation       (Deficit)            Total
                                                         -----------        ------------      ----------          -----------
BALANCE AT DECEMBER 31, 1998                             $ 1,359,946        $    (4,863)       $        --        $ 1,723,462
  Conversion of Operating Partnership Units                     (751)                --                 --               (751)
  Conversion of Class C Common Stock to Common Stock              --                 --                 --                 --
  Allocation from minority interests                           3,666                 --                 --              3,666
  Restricted Stock Grant                                       2,025             (2,025)                --                 --
  Exercise of Stock options                                      319                 --                 --                319
  Deferred Compensation amortization                              --                336                 --                336
  Dividends Declared                                          (3,187)                --            (36,836)           (48,230)
  Net Income                                                      --                 --             36,836             45,043
                                                         -----------        -----------        -----------        -----------

BALANCE AT MARCH 31, 1999                                $ 1,362,018        $    (6,552)       $        --        $ 1,723,845
                                                         ===========        ===========        ===========        ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (dollars in thousands)
                                   (UNAUDITED)



                                                                                                   Three Months Ended March 31,
                                                                                                 --------------------------------
                                                                                                    1999                   1998
                                                                                                 ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                                    $  45,043              $  41,227
   Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation and amortization                                                                    25,404                 19,586
   Amortization of discount and deferred financing costs                                               599                    519
   Non-cash compensation                                                                               246                     21
   Minority interest's share of net income                                                           7,717                  5,742
   Gain on disposition of property                                                                  (5,166)                (9,026)
   Increase (decrease) in accounts receivable and other assets                                         807                 (1,947)
   Increase in receivable from related parties                                                          (1)                  (349)
   Decrease in assessment bonds payable                                                               (226)                  (236)
   (Decrease) increase in accounts payable, accrued expenses and other liabilities                 (10,775)                14,413
   Increase in accrued real estate taxes                                                            10,512                  6,324
   Increase in accrued interest                                                                      7,209                  9,962
                                                                                                 ---------              ---------
       Net cash provided by operating activities                                                    81,369                 86,236
                                                                                                 ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties                                                                        (106,943)              (572,021)
   (Additions) reductions to deposits on properties, net                                              (175)                23,029
   Additions to investment in mortgages                                                                 --                (11,610)
   Additions to leasing costs                                                                       (4,269)                (3,476)
   Proceeds from disposition of property                                                            41,268                 40,257
   Proceeds from investment in mortgages                                                                --                 26,462
   Proceeds from investment in affiliate                                                               384                  5,174
                                                                                                 ---------              ---------
       Net cash used for investing activities                                                      (69,735)              (492,185)
                                                                                                 ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                                               65,000                765,500
   Payments on debt                                                                                (10,527)              (368,483)
   Payments of financing fees                                                                           --                 (2,690)
   Payments of dividends and distributions                                                         (51,714)               (44,612)
   Proceeds from sale of Common Stock, net of issuance costs                                            --                 52,183
   Proceeds from stock options exercised and partnership units sold                                    319                  2,465
                                                                                                 ---------              ---------
       Net cash provided by financing activities                                                     3,078                404,363
                                                                                                 ---------              ---------
       Net increase (decrease) in cash and cash equivalents                                         14,712                 (1,586)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     4,916                 22,628
                                                                                                 ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  19,628              $  21,042
                                                                                                 =========              =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for interest                                                                           26,003                 21,759

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                                       --                 23,514
Minority interest capital recorded in relation to property acquisitions                                 --                 22,230
Increase to land and assessment bonds payable                                                           82                     --
Write-off of fully depreciated property                                                              1,451                  1,988
Write-off of fully amortized deferred financing and leasing costs                                      281                  1,337
Conversion of operating partnership units to Common Stock with resulting reduction
in minority interest and increase in additional paid-in capital                                        751                     --


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 and 1998
                             (dollars in thousands)
                                   (UNAUDITED)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of March 31, 1999, the Company owned an approximate 87.8 percent general and limited partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 1999, and December 31, 1998, and its consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three months ended March 31, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1999, and December 31, 1998, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1999, and December 31, 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

     The Company owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Company (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of March 31, 1999, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

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

     Minority Interest

     Minority interest in the Company consists of the limited partners' interest in the Operating Partnership of approximately 12.2% at March 31, 1999 and at December 31, 1998.

     Revenues

     All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

     Interest and Other Income

     Interest and other income includes interest income on cash, cash equivalents, and investments in mortgages and management fee income.

     Net Income Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B and Class C Common Stock) during the period. The Class B Common Stock was converted into Common Stock during the third and fourth quarters of 1998. The Class C Common Stock was converted into Common Stock in March 1999. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options. The basic and diluted weighted average common shares outstanding for the three months ended March 31, 1999 and 1998, are as follows:


                                              Basic Weighted Average            Diluted Weighted Average
                                            Common Shares Outstanding          Common Shares Outstanding
                                            -------------------------          -------------------------
        Three months ended:
           March 31, 1999                            63,223,217                       63,829,158
           March 31, 1998                            60,002,677                       60,931,677

     Reclassifications

     Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

3.   ACQUISITIONS AND DISPOSITIONS

     The Company acquired the following properties (the "1999 Acquisitions") during the three months ended March 31, 1999:

                                                                      Property           Total Rentable
     Project Name                       Location                      Type (1)             Square Feet           Initial Cost (2)
     ------------                       --------                      --------           ---------------         ----------------
     Oakbrook Plaza                     Laguna Hills, CA                  O                  119,847                  $18,517
     Eastgate Office Park               Bellevue, WA                      O                  273,892                  $40,384

(1)  "O" indicates office property.

(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

     During the three months ended March 31, 1998, the Company acquired 4,006,135 square feet of office and industrial property at an initial cost of $541,965 (the "1998 Acquisitions"). The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

     During the three months ended March 31, 1998, the Company acquired eight parcels of land for development. The total initial cost of these eight parcels was $32,866.

     The Company disposed of the following property (the "1999 Dispositions") during the three months ended March 31, 1999. The property was included in assets held for sale as of December 31, 1998:

                                                                       Property           Total Rentable
     Project Name                              Location                 Type (1)           Square Feet              Sales Price
     ------------                              --------                ---------          --------------            -----------
     Biltmore Commerce Center                  Phoenix, AZ                  O                  262,875                  $37,300

(1)  "O" indicates office property.

     During the three months ended March 31, 1998, the Company disposed of one retail property for $40,928 (the "1998 Dispositions").

4.   TRANSACTIONS WITH AFFILIATES

     Revenues and Expenses

     The Company received $337 for three months ended March 31, 1999 and $724 for 1998, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of the Company are partners in Spieker Partners.

     Receivable From Affiliates

     The $184 receivable from affiliates at March 31, 1999, and the $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

     Investments in Mortgages

     Included in Investments in Mortgages are $18,725 at March 31, 1999 and December 31, 1998 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $342 is included in interest and other income for the three months ended March 31, 1999 and $5,433 for 1998.

     Investment in Affiliate

     The investment in affiliate represents an investment in SNI. The Company owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. At March 31, 1999, SNI owned 225,815 square feet of office and industrial property located in various states. In addition, SNI owns 6 parcels of land totaling 24.6 acres. Certain of these properties are held for sale at March 31, 1999. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates purchased in April 1998 a 535,000 square foot office complex, which is managed by the Company, located in Orange County, California for an initial cost of $100,000.

5.   PROPERTY HELD FOR DISPOSITION

     The Company continues to review its portfolio and its long-term strategy for properties. The Company will dispose, over time, assets that do not have a strategic fit with the portfolio. Included in property held for disposition of $36,254 at March 31, 1999, are nine properties. Three industrial properties are located in Northern California, four industrial properties and two land parcels are located in Southern California. The divestiture of the properties held for sale is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

     The following summarizes the condensed results of operations of the properties held for disposition at March 31, 1999 for the three months ended March 31, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods presented may not be comparable.

                                       1999          1998
                                      -------       -------
     Income                           $ 1,240       $ 1,107
     Property Operating Expenses         (256)         (230)
                                      -------       -------
     Net Operating Income             $   984       $   877
                                      =======       =======

6.   DEBT

     As of March 31, 1999, debt consists of the following:

                                                                                                        1999
                                                                                                     ----------
     Unsecured investment grade notes, varying fixed interest rates from 6.65% to 8.00% payable
         semi-annually, due from 2000 to 2027                                                        $1,436,500
     Unsecured short-term borrowings                                                                    355,000
     Mortgage loans, varying interest rates from 7.37% to 9.88%, due 1999 to 2013                       110,171
                                                                                                     ----------
                                                                                                     $1,901,671
                                                                                                     ==========

     The Company has an Unsecured Line of Credit Facility (the "Facility"). The maximum amount available under the Facility is $250,000. The Facility carries interest at LIBOR (London Interbank Offered Rate) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual Facility fee of .20%. The one-month LIBOR at March 31, 1999 was 5.1%. As of March 31, 1999, the amount drawn on the Facility was $155,000. In addition, the Company has $200,000 short-term bank facility (the "Bank Facility") outstanding at March 31, 1999. This short-term Bank Facility carries interest at LIBOR plus .65% and matures November 1999. The line of credit Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the line of credit Facility concerning its indebtedness.

     Mortgage loans generally require monthly principal and interest payments. The mortgage loans of $110,171 at March 31, 1999 are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88% and mature on various dates from 1999 to 2013.

     The unsecured notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

     Interest capitalized for the three months ended March 31, 1999 was $5,022 and $2,972 for 1998.

7.   DIVIDENDS AND DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at March 31, 1999, and December 31, 1998, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of March 31, 1999, and December 31, 1998, are as follows:


                                                                       March 31, 1999          December 31, 1998
                                                                       --------------          -----------------
               Shares of:
                      Common Stock                                        63,238,949               61,916,459
                      Class C Common Stock                                        --                1,176,470
                      Series A Preferred Stock                             1,000,000                1,000,000
                      Series B Preferred Stock                             4,250,000                4,250,000
                      Series C Preferred Stock                             6,000,000                6,000,000
                      Series E Preferred Stock                             4,000,000                4,000,000
               Units of:
                      Minority Interest Holders                            8,870,915                8,902,915
                      Minority Interest Holders - Preferred                3,221,831                3,221,831


8.   STOCKHOLDERS' EQUITY

     In March 1999, 1,176,470 shares of Class C Common Stock were converted into 1,176,470 shares of Common by the shareholder.

9.   COMMITMENTS AND CONTINGENCIES

     The land on which three of the Company's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040 and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Company will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

10.  GAIN ON DISPOSITION OF PROPERTY

     Gain on disposition of property for the three months ended March 31, 1999, represents the gain on dispositions of one office property located in Phoenix, Arizona and four office properties condemned in San Jose, California.

11.  SEGMENT INFORMATION

     The Company has four reportable segments: Pacific Northwest; North-East Bay, San Francisco/Sacramento, CA; Silicon Valley; and Southern California. Each region has a Regional Senior Vice President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income from the combined properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The following table may not be comparable by the regions listed below given the differing mixes of properties within the regions. Significant information used by the Company for the reportable segments is as follows at March 31, 1999:


                                            Pacific      North-East Bay/      Silicon         Southern
                                           Northwest     Sacramento, CA       Valley         California          Total
                                           ---------------------------------------------------------------------------
     1999 Revenue                          $ 32,147         $ 39,061         $ 34,633         $ 43,373         $149,214
     1998 Revenue                            27,277           30,094           29,143           31,123          117,637
     1999 Net Operating Income (1)           23,078           26,926           27,316           28,699          106,019
     1998 Net Operating Income (1)           20,017           21,205           22,372           20,354           83,948


(1) Net operating income (NOI) for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income.

12.  SUBSEQUENT EVENTS

     In April 1999, the Company acquired one land parcel totaling approximately 320,000 square feet for an initial acquisition cost of $35,500 located in Redwood City, California. This acquisition was funded by proceeds from borrowing from short-term unsecured bank facilities.

     On May 11, 1999, the Company issued $400,000 of investment grade rated unsecured notes. The Company issued $200,000 of 6.80% notes due May 1, 2004 priced to yield 6.83% and $200,000 of 7.25% notes due May 1, 2009 priced to yield 7.27%. Net proceeds of approximately $397,000 from the offering were used to repay short-term floating rate borrowings.

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three month period ended March 31, 1999, as compared to the corresponding period ended March 31, 1998.

                                                    THREE MONTHS ENDED MARCH 31,
                                   --------------------------------------------------------------
                                    1999              1998            $ CHANGE            % CHANGE
                                   --------------------------------------------------------------
Rental Revenues
    1998 Core Portfolio            $112.7            $105.2            $  7.5                 7.1%
    1998 Acquisitions                27.3               9.1              18.2               200.0
    1999 Acquisitions                 0.6                --               0.6                  --
    Developments                      7.7               1.6               6.1               381.3
    Dispositions                      0.9               1.7              (0.8)              (47.1)
                                   --------------------------------------------------------------
                                   $149.2            $117.6            $ 31.6                26.9%
                                   --------------------------------------------------------------

Rental revenues increased by $31.6 million primarily due to revenues generated by properties acquired during 1998. During 1998, the Company invested $884.8 million for properties totaling 6.3 million square feet (the "1998 Acquisitions").

The increase in the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at March 31, 1999, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the quarter ended March 31, 1999, the Company completed 387 lease transactions for the renewal and re-lease of 1.8 million square feet of second-generation space. On average, for the quarter, the new effective rates were 45.0% higher than the expiring coupon rent.

Properties developed by the Company (the "Developments") contributed $6.1 million to the rental revenue growth for the quarter. The Developments include both properties completed and added to the Company's portfolio of stabilized properties, as well as properties currently under development. During the three months ended March 31, 1999 the Company added two properties totaling 288,980 square feet for an estimated final cost of $21.9 million to the Company's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. At March 31, 1999, the Company has a current development pipeline of 3.1 million square feet representing a total projected cost of $383.2 million. Certain properties in the development pipeline are shell complete and are partially occupied but are not yet considered stabilized.

For the quarter ended March 31, 1999 the Company acquired two office properties totaling 393,739 square feet for a total investment of $60.9 million (the "1999 Acquisitions"), which contributed $0.6 million to rental revenues. These properties were acquired on various dates throughout the quarter and, as such, a full quarters revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The increases in rental revenues are partially offset by a decrease of $0.8 million attributable to properties which the Company has subsequently disposed of during the three months ended March 31, 1999 or during the year ended December 31, 1998 (the "Dispositions").

                                                        THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------
                                            1999            1998           $ CHANGE          % CHANGE
                                           -----            -----          --------          --------
    Interest and Other Income              $ 1.4            $ 7.7            $(6.3)             (81.8)%


Interest and other income decreased due primarily to the reduction in interest income from mortgage loans made to SNI in relation to SNI's acquisition of non-core assets. These assets were disposed of during 1998. Additionally interest earned decreased due to lower cash balances period over period.

                                                        THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------
                                            1999            1998           $ CHANGE          % CHANGE
                                           -----            -----          --------          --------
    Rental Expenses                        $31.6            $24.4            $ 7.2               29.5%
    Real Estate Tax                         11.6              9.3              2.3               24.7
                                           =====            =====            =====              =====
    Property Operating Expenses            $43.2            $33.7            $ 9.5               28.2%
                                           =====            =====            =====              =====

                                                        THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------
                                            1999            1998           $ CHANGE          % CHANGE
                                           -----            -----          --------          --------
    Property Operating Expenses
        1998 Core Portfolio                $30.0            $28.8            $ 1.2                4.2%
        1998 Acquisitions                   10.3              3.6              6.7              186.1
        1999 Acquisitions                    0.2               --              0.2                 --
        Developments                         2.4              0.8              1.6              200.0
        Dispositions                         0.3              0.5             (0.2)             (40.0)
                                           =====            =====            =====              =====
                                           $43.2            $33.7            $ 9.5               28.2%
                                           =====            =====            =====              =====

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. On a percentage basis, property operating expenses were 29.0% of rental revenues for 1999 and 28.7% for 1998.

Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following table:

                                                        THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------
                                            1999            1998           $ CHANGE          % CHANGE
                                           -----            -----          --------          --------
    Net Operating Income
        1998 Core Portfolio                $82.7            $76.4            $ 6.3                8.2%
        1998 Acquisitions                   17.0              5.5             11.5              209.1
        1999 Acquisitions                    0.4               --              0.4                 --
        Developments                         5.3              0.8              4.5              562.5
        Dispositions                         0.6              1.2             (0.6)             (50.0)
                                           =====            =====            =====              =====
                                           $106.0           $83.9            $22.1               26.3%
                                           =====            =====            =====              =====

                                                        THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------
                                            1999            1998           $ CHANGE          % CHANGE
                                           -----            -----          --------          --------
    Interest Expense                       $28.8            $29.3            $(0.5)              (1.7)%
    Depreciation Expense                    25.4             19.6              5.8               29.6
    General and Administrative Expense       5.6              4.8              0.8               16.7

Interest expense decreased slightly, even as average debt balances increased. This decrease is the net effect of additions to interest expense from additional note offerings which occurred during 1998, offset by an increase in interest capitalized in relation to Developments that the Company had in process during the three months ended March 31, 1999 and 1998 and lower average interest rates on borrowings on the Company's short-term bank facility. Average outstanding debt was $1.9 million for the quarter ended March 31, 1999 and $1.7 million for the quarter ended March 31, 1998. Capitalized interest was $5.0 million for the quarter ended March 31, 1999 and $3.0 million for the quarter ended March 31, 1998.

The increase in depreciation and amortization expense of $5.8 million is primarily due to the 1999 and 1998 Acquisitions and the Developments.

General and administrative expenses increased by $0.8 million for the first quarter of 1999, as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 3.8% of rental revenues for 1999, as compared with 4.1% for the first quarter of 1998 reflecting economies of scale achieved as the Company has grown.

During the first quarter of 1999, the Company disposed of one office property resulting in a gain of $0.5 million. The remainder of the gain, $4.6 million, is attributable to income recognized in relation to the condemnation of a strip of land that was previously a part of a property that the Company owns located in San Jose, California.

Net income before minority interests and disposition of property increased by $9.7 million or 25.6% to $47.6 million for the first quarter of 1999, from $37.9 million for the first quarter of 1998. The increase in net income is principally due to the 1998 Acquisitions and the 1998 Core Portfolio.

LIQUIDITY AND CAPITAL RESOURCES

                                                                      THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------------------------------------
                                                      1999               1998             $ CHANGE          % CHANGE
                                                     -------           --------           --------          --------
    Cash provided by operating activities            $  81.4           $   86.2           $   (4.8)            (5.6)%
    Cash used for investing activities                 (69.7)            (492.2)             422.5             85.8
    Cash provided by financing activities                3.1              404.4             (401.3)           (99.2)


Increases in cash provided by operating activities are from net income provided by the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio, and are offset by a decrease in accounts payable and unearned rental income. This decrease is due to timing differences in the pay down of accounts payable balances and receipt of rental revenue at the end of each comparable quarter. Cash used for investing activities and cash required for financing activities was significantly lower due to the decrease in the number of acquisitions completed. During the first three months of 1999, cash provided by financing activities consisted of net borrowings of $65.0 million under a short-term bank facility and net payments of $10.5 million on mortgage loans. Additionally, payments of distributions increased by $7.1 million from $44.6 million to $51.7 million for the first quarter of 1999 and 1998. The distribution payment increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common shares distribution rate of $.61 per share for the first three months of 1999 from $.57 per share in 1998.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Company believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At March 31, 1999, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

As of March 31, 1999, the Operating Partnership had $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Company has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Company to request bids from the lenders for advances up to $150.0 million. At March 31, 1999, the Company had $155.0 million outstanding under the Facility. In addition, the Company had $200.0 million outstanding under a separate short-term bank facility (the "Bank Facility") at March 31, 1999. The Bank Facility carries interest at LIBOR plus 0.65% and matures in November 1999.

In addition to the unsecured debt securities, the Facility and the Bank Facility, the Company has $110.2 million of secured indebtedness (the "Mortgages") at March 31, 1999. The Mortgages have interest rates varying from 7.37% to 9.88% and maturity dates from 1999 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $11.2 million of assessment bonds outstanding as of March 31, 1999.

In May 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004 priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009 priced to yield 7.27%. The Company will use the net proceeds of approximately $397.0 million from this offering to reduce amounts outstanding under the Facility and the Bank Facility.

The Company has the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity to issue up to $413.5 million in debt securities.

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

Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, the Company calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company eliminates the effect of straight-line rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B and Class C Common Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method. During the third and fourth quarters of 1998, the Class B Common Stock was converted into shares of Common Stock. During the first quarter of 1999, the Class C Common Stock was converted into shares of Common Stock.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)


                                                                                    Three Months Ended
                                                                          ---------------------------------------
                                                                          March 31, 1999           March 31, 1998
                                                                          --------------           --------------
    Income from operations before disposition of property
      and minority interests:                                                 $ 47,594                $ 37,943
    Dividends on Series B Preferred Stock                                       (2,510)                 (2,510)
    Dividends on Series C Preferred Stock                                       (2,953)                 (2,953)
    Dividends on Series E Preferred Stock                                       (2,000)                     --
    Distributions on Preferred Operating Partnership Units                      (2,527)                 (1,266)
                                                                              --------                --------
      Income from operations after Series B, C and E dividends,
      and Preferred Operating Partnership Unit distributions                    37,604                  31,214
                                                                              --------                --------
    Add:
      Depreciation and Amortization                                             25,102                  19,366
      Other, net                                                                    38                     (14)
                                                                              --------                --------
         Funds from Operations before Straight-line rent                        62,744                  50,566
                                                                              --------                --------
      Straight-line rent                                                        (2,548)                 (1,640)
                                                                              --------                --------
      Funds from Operations                                                   $ 60,196                $ 48,926
                                                                              ========                ========

    Weighted average diluted share equivalents outstanding                      73,919                  69,795
                                                                              ========                ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses fixed and variable rate debt to finance its operations. The information below summarizes the Company's market risks associated with debt outstanding as of March 31, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)


                             1999           2000           2001           2002          2003       THEREAFTER        TOTAL
                          ---------      ---------      ---------      ---------      ---------     ---------      ---------
Fixed Rate Debt           $    15.5      $   100.0      $   133.0      $   122.4      $      --     $ 1,175.8      $ 1,546.7
Average Interest Rate          8.99%          6.65%          7.25%          7.21%            --          7.28%          7.24%
Variable Rate Debt        $   200.0             --      $   155.0             --             --            --      $   355.0
Average Interest Rate          5.96%            --           5.91%            --             --            --           5.90%


The carrying amount of the Company's debt approximates fair value. The Company's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At March 31, 1999, the Company had no interest rate caps or swaps. All of the Company's debt is denominated in United States dollars. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.



      PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

     (A)  Exhibits

          The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

     Exhibit
     Number

     27.1 Article 5 Financial Data Schedule (EDGAR Filing Only)

     (B)  Reports on Form 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                               Spieker Properties, Inc.
                                               (Registrant)




Dated: May 13, 1999                            /s/  Elke Strunka
                                               -------------------------------
                                               Elke Strunka
                                               Vice President and
                                               Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER                        Description
--------                       -----------

 27.1                Financial Data Schedule