Form 10-Q
period 1999-06-30
SPIEKER PROPERTIES INC
filed 1999-08-16
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12528


                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                  94-3185802
     (State or other jurisdiction of                      (IRS Employer
     ------------------------------                    -------------------
     incorporation or organization)                    Identification No.)

      2180 SAND HILL ROAD, MENLO PARK, CA                       94025
   ----------------------------------------                  ----------
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

Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


63,511,749 shares of Common Stock, $0.0001 par value as of August 13, 1999.


Page 1 of 24
Exhibit Index is located on Page 23.

                            SPIEKER PROPERTIES, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



PART I.      FINANCIAL INFORMATION                                                                      Page No.
    Item 1.  Financial Statements (unaudited) .........................................................    3

             Consolidated Balance Sheets as of June 30, 1999, and December 31, 1998 ...................    4
             Consolidated Statements of Operations for the Three and Six Months Ended
                June 30, 1999 and 1998 ................................................................    6
             Consolidated Statement of Stockholders' Equity for the Six Months Ended
                June 30, 1999 .........................................................................    7
             Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998 ................................................................    8
             Notes to Consolidated Financial Statements ...............................................    9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....   16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................   23

PART II      OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K .........................................................   23
    Signatures ........................................................................................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, Inc. (the "Company"):

        (i)   Consolidated Balance Sheets as of June 30, 1999, and December 31,
              1998

        (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998

        (iii) Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 1999

        (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

        (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Report on Form 10-Q for the quarterly period ended March 31, 1999.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999, AND DECEMBER 31, 1998
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                                            June 30, 1999     December 31, 1998
                                                                             -----------         -----------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                            $   775,251         $   770,670
  Buildings and improvements                                                   2,897,828           2,924,290
  Construction in progress                                                       300,338             255,710
                                                                             -----------         -----------
                                                                               3,973,417           3,950,670
  Less - Accumulated depreciation                                               (267,051)           (240,778)
                                                                             -----------         -----------
                                                                               3,706,366           3,709,892
                                                                             -----------         -----------
  Land held for investment                                                       139,849             131,530
  Investments in mortgages                                                        18,725              28,069
  Property held for disposition, net                                             167,507              72,537
                                                                             -----------         -----------

      Net investments in real estate                                           4,032,447           3,942,028

CASH AND CASH EQUIVALENTS                                                         20,454               4,916

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,653
   as of June 30, 1999 and $894 as of December 31, 1998                            4,966               9,416

DEFERRED RENT RECEIVABLE                                                          17,975              12,746

RECEIVABLE FROM AFFILIATES                                                           228                 183

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $17,688 as of June 30, 1999 and
  $14,539 as of December 31, 1998                                                 48,126              44,607

FURNITURE, FIXTURES AND EQUIPMENT, net                                             4,278               4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS
                                                                                  33,915              17,616

INVESTMENT IN AFFILIATES                                                          20,630              20,863
                                                                             -----------         -----------

                                                                             $ 4,183,019         $ 4,056,870
                                                                             ===========         ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999, AND DECEMBER 31, 1998
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     June 30, 1999     December 31, 1998
                                                                      -----------         -----------
DEBT
  Unsecured notes                                                     $ 1,836,500         $ 1,436,500
  Unsecured short-term borrowings                                          28,012             300,000
  Mortgage loans                                                          110,805             110,698
                                                                      -----------         -----------
      Total debt                                                        1,975,317           1,847,198
                                                                      -----------         -----------

ASSESSMENT BONDS PAYABLE                                                   10,759              11,339
ACCOUNTS PAYABLE                                                           10,665              24,938
ACCRUED REAL ESTATE TAXES                                                   2,599               2,251
ACCRUED INTEREST                                                           33,119              25,263
UNEARNED RENTAL INCOME                                                     24,383              22,635
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                        47,819              44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                                     56,949              56,704
                                                                      -----------         -----------
  Total liabilities                                                     2,161,610           2,035,056
                                                                      -----------         -----------

MINORITY INTERESTS                                                        292,956             298,352
                                                                      -----------         -----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY

  Series A Preferred Stock: convertible, cumulative, $.0001
    par value, 1,000,000 shares authorized, issued and
    outstanding, $25,000 liquidation preference                            23,949              23,949

  Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and
    outstanding, $106,250 liquidation preference                          102,064             102,064

  Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000 shares authorized, issued and
    outstanding, $150,000 liquidation preference                          145,959             145,959

  Series E Preferred Stock: cumulative, redeemable, $.0001 par value, 4,000,000 shares authorized, issued and
    outstanding, $100,000 liquidation preference                           96,401              96,401

  Common Stock: $.0001 par value, 660,500,000 shares
    authorized, 63,511,349 and 61,916,459 shares issued and
    outstanding as of June 30, 1999, and December 31, 1998,
    respectively                                                                6                   6

  Class C Common Stock: $.0001 par value, 1,500,000 shares
    authorized, no shares issued and outstanding as of
    June 30, 1999 and 1,176,470 issued and outstanding as of
    December 31, 1998                                                          --                  --

  Excess Stock: $.0001 par value per share, 330,000,000 shares
    authorized, no shares issued or outstanding                                --                  --

  Additional paid-in capital                                            1,367,477           1,359,946
  Deferred compensation                                                    (7,403)             (4,863)
  Retained earnings                                                            --                  --
                                                                      -----------         -----------
      Total stockholders' equity                                        1,728,453           1,723,462
                                                                      -----------         -----------

                                                                      $ 4,183,019         $ 4,056,870
                                                                      ===========         ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             (unaudited, dollars in thousands, except share amounts)


                                                                    Three Months Ended               Six Months Ended
                                                                          June 30                        June 30
                                                                   1999            1998            1999            1998
                                                                 ---------       ---------       ---------       ---------
REVENUES
  Rental income                                                  $ 156,895       $ 132,443       $ 306,109       $ 250,080
  Interest and other income                                          1,838           6,173           3,272          13,844
                                                                 ---------       ---------       ---------       ---------
                                                                   158,733         138,616         309,381         263,924
                                                                 ---------       ---------       ---------       ---------
OPERATING EXPENSES
  Rental expenses                                                   35,773          29,086          67,414          53,476
  Real estate taxes                                                 11,493          10,350          23,047          19,650
  Interest expense, including amortization of finance costs         29,905          30,931          58,710          60,198
  Depreciation and amortization                                     27,100          22,646          52,504          42,231
  General and administrative and other expenses                      5,746           4,973          11,396           9,795
                                                                 ---------       ---------       ---------       ---------
                                                                   110,017          97,986         213,071         185,350
                                                                 ---------       ---------       ---------       ---------
  Income from operations before disposition of property and
    minority interests                                              48,716          40,630          96,310          78,574
                                                                 ---------       ---------       ---------       ---------

GAIN ON DISPOSITION OF PROPERTIES                                    4,665           6,689           9,831          15,715
                                                                 ---------       ---------       ---------       ---------

  Income from operations before minority interests                  53,381          47,319         106,141          94,289
                                                                 ---------       ---------       ---------       ---------

MINORITY INTERESTS' SHARE IN NET INCOME                             (7,665)         (6,772)        (15,382)        (12,514)
                                                                 ---------       ---------       ---------       ---------

  Net income                                                        45,716          40,547          90,759          81,775
                                                                 ---------       ---------       ---------       ---------

PREFERRED DIVIDENDS
  Series A Preferred Stock                                            (744)           (695)         (1,488)         (1,390)
  Series B Preferred Stock                                          (2,510)         (2,510)         (5,020)         (5,020)
  Series C Preferred Stock                                          (2,953)         (2,953)         (5,906)         (5,906)
  Series E Preferred Stock                                          (2,000)           (600)         (4,000)           (600)
                                                                 ---------       ---------       ---------       ---------
  Net income available to Common Stockholders                    $  37,509       $  33,789       $  74,345       $  68,859
                                                                 =========       =========       =========       =========

INCOME PER SHARE OF COMMON STOCK
      Net income - basic                                         $     .59       $     .54       $    1.17       $    1.13
                                                                 =========       =========       =========       =========
      Net income - diluted                                       $     .59       $     .53       $    1.16       $    1.11
                                                                 =========       =========       =========       =========

DIVIDENDS PER SHARE
  Series A Preferred Stock                                       $     .74       $     .70       $    1.48       $    1.40
                                                                 =========       =========       =========       =========
  Series B Preferred Stock                                       $     .59       $     .59       $    1.18       $    1.18
                                                                 =========       =========       =========       =========
  Series C Preferred Stock                                       $     .49       $     .49       $     .98       $     .98
                                                                 =========       =========       =========       =========
  Series E Preferred Stock                                       $     .50       $     .15       $    1.00       $     .15
                                                                 =========       =========       =========       =========
  Common Stock, including Class B and Class C                    $     .61       $     .57       $    1.22       $    1.14
                                                                 =========       =========       =========       =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                        (unaudited, dollars in thousands)


                               Series A,
                               B, C and E   Common      Class C      Common    Additional
                               Preferred    Stock       Common      Stock Par    Paid-in       Deferred    Retained
                                 Stock      Shares    Stock Shares    Value      Capital     Compensation  Earnings      Total
                               ----------   ------    ------------    -----      -------     ------------  ---------     -----
BALANCE AT DECEMBER 31, 1998   $ 368,373   61,916,459    1,176,470       $6     $ 1,359,946     $(4,863)    $     --   $ 1,723,462
  Conversion of Operating
    Partnership Units                 --      223,700           --        -           7,610         --           --          7,610
  Conversion of Class C
    Common Stock to Common
    Stock                             --    1,176,470   (1,176,470)       -              --          --           --            --
  Reallocation of Limited
    Partners' interests in
    the Operating Partnership         --           --           --        -          (2,628)         --           --        (2,628)
  Restricted Stock Grant              --       99,820           --        -           3,473      (3,473)          --            --
  Exercise of Stock options           --       94,900           --        -           2,069          --           --         2,069
  Deferred Compensation
    amortization                      --           --           --        -              --         933           --           933
  Dividends Declared             (16,414)          --           --        -          (2,993)         --      (74,345)      (93,752)
  Net Income                      16,414           --           --        -              --          --       74,345        90,759
                               ---------   ----------   ----------       --     -----------     -------     --------   -----------

BALANCE AT JUNE 30, 1999       $ 368,373   63,511,349           --       $6     $ 1,367,477     $(7,403)    $     --   $ 1,728,453
                               =========   ==========   ==========       ==     ===========     =======     ========   ===========

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                        (unaudited, dollars in thousands)

                                                                                       Six Months Ended June 30
                                                                                       -------------------------
                                                                                         1999            1998
                                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                           $  90,759       $  81,775
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                           52,504          42,231
  Amortization of discount and deferred financing costs                                    1,204           1,165
  Non-cash compensation                                                                      492              42
  Minority interest's share of net income                                                 15,382          12,514
  Gain on disposition of property                                                         (9,831)        (15,715)
  Increase in accounts receivable and other assets                                            14             198
  Increase in receivable from related parties                                                (45)         (1,182)
  Decrease in assessment bonds payable                                                      (472)           (517)
  (Decrease) increase in accounts payable, accrued expenses and other liabilities        (12,648)         21,997
  Increase in accrued real estate taxes                                                      348           1,415
  Increase in accrued interest                                                             7,856           8,375
                                                                                       ---------       ---------
      Net cash provided by operating activities                                          145,563         152,298
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                               (168,396)       (923,209)
  (Additions) reductions to deposits on properties, net                                  (14,142)         29,018
  Additions to investment in mortgages                                                        --         (11,610)
  Additions to leasing costs                                                              (6,718)         (7,561)
  Proceeds from disposition of property                                                   63,615          56,436
  Proceeds from investment in mortgages                                                       --         160,184
  Proceeds from investment in affiliate                                                      233              --
                                                                                       ---------       ---------
      Net cash used for investing activities                                            (125,408)       (696,742)
                                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                                               535,000         981,500
  Payments on debt                                                                      (430,859)       (607,326)
  Payments of financing fees, net of hedging proceeds                                     (1,279)         (3,192)
  Payments of dividends and distributions                                               (109,548)        (91,830)
  Proceeds from sale of Preferred Stock net of issuance costs                                 --          96,401
  Proceeds from sale of Common Stock, net of issuance costs                                   --          96,039
  Proceeds from stock options exercised and partnership units sold                         2,069          78,873
                                                                                       ---------       ---------
      Net cash (used) provided by financing activities                                    (4,617)        550,465
                                                                                       ---------       ---------
      Net increase in cash and cash equivalents                                           15,538           6,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           4,916          22,628
                                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  20,454       $  28,649
                                                                                       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                               $  49,617       $  50,734

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998
                        (unaudited, dollars in thousands)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of June 30, 1999, the Company owned an approximate 88.0 percent general and limited partnership interests in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1999, and December 31, 1998, and its consolidated results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three and six months ended June 30, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three month period ended March 31, 1999.

     Investments in Real Estate

     Investments in real estate are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives are as follows:

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

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1999, and December 31, 1998, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1999, and December 31, 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

     The Company owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Company (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of June 30, 1999, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

     Construction in Progress

     Project costs, not including land costs, clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all activities related to the property's development are complete.

     Land Held for Investment

     The Company has costs related to land parcels that are either held for investment or are in a design and approval process. There were no material construction in process costs associated with these land parcels.

     Cash and Cash Equivalents

     Highly liquid investments with an original maturity of three months or less when purchased are classified as cash and cash equivalents.

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

     Minority Interest

     Minority interest in the Company consists of the limited partners' interest in the Operating Partnership of approximately 12.0% at June 30, 1999 and 12.2% at December 31, 1998.

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

     Net Income Per Share of Common Stock

     Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B and Class C Common Stock) during the period. The Class B Common Stock has subsequently been converted into Common Stock during the last six months of 1998. The Class C Common Stock has subsequently been converted into Common Stock in the first quarter of 1999. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and other common stock equivalents. The basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 1999 and 1998, are as follows:

                                     Basic Weighted Average        Diluted Weighted Average
                                    Common Shares Outstanding     Common Shares Outstanding
                                    -------------------------     -------------------------
          Three months ended:
            June 30, 1999                   63,322,217                      65,363,882
            June 30, 1998                   62,350,563                      64,515,746

          Six months ended:
            June 30, 1999                   63,272,990                      65,206,549
            June 30, 1998                   61,183,106                      63,348,289

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

3.   ACQUISITIONS AND DISPOSITIONS

     The Company acquired the following properties (the "1999 Acquisitions") during the six months ended June 30, 1999:

                                                          Property    Total Rentable
     Project Name                   Location              Type(1)      Square Feet      Initial Cost(2)
     ------------                   --------              -------      -----------      ---------------
     Oakbrook Plaza                 Laguna Hills, CA         O            119,847           $18,517
     Eastgate Office Park           Bellevue, WA             O            273,892            40,384
     Governor Executive Centre      San Diego, CA            O             52,196             8,263


     (1) "O" indicates office property.

     (2) Represents the initial acquisition costs of the properties and excludes any estimated repositioning costs.

     During the six months ended June 30, 1998, the Company acquired 5,978,007 square feet of office and industrial property at an initial cost of $870,674 (the "1998 Acquisitions"). The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

     During the six months ended June 30, 1999, the Company acquired one parcel of land for development. The initial cost of this parcel was $35,565. During the six months ended June 30, 1998, the Company acquired nine parcels of land for development. The total initial cost of these nine parcels was $34,658.

     The Company disposed of the following properties (the "1999 Dispositions") during the six months ended June 30, 1999.

                                                                    Property    Total Rentable
     Project Name                     Location                      Type(1)      Square Feet      Sales Price
     ------------                     --------                      -------      -----------      -----------
     Biltmore Commerce Center         Phoenix, AZ                      O            262,875          $37,250
     Overland Court Land              Sacramento, CA                   L                N/A              298
     Ryan Ranch Industrial            San Jose, CA                     I             26,500            3,025
     Grandview Drive                  South San Francisco, CA          I             36,400            3,800
     Commerce Point                   Ontario, CA                      I            113,631            5,100
     Progress Industrial Park         San Diego, CA                    I            123,275            7,938
     Coral Tree Commerce Center       San Diego, CA                    I            130,866            8,262

     (1) O- Office; I- Industrial; L- Land.

     During the six months ended June 30, 1998, the Company disposed of one retail property for $40,928, one office property for $2,750 and three industrial properties for $14,050 (the "1998 Dispositions").

4.   TRANSACTIONS WITH AFFILIATES

     Revenues and Expenses

     The Company received $263 and $600 for the three and six months ended June 30, 1999 and $1,132 and $1,856 for the same periods in 1998, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of the Company are partners in Spieker Partners.

     Receivable From Affiliates

     The $228 receivable from affiliates at June 30, 1999, and the $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

     Investments in Mortgages

     Included in Investments in Mortgages are $18,725 at June 30, 1999 and December 31, 1998 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $342 and $684 related to these mortgages is included in interest and other income for the three and six months ended June 30, 1999 and $3,776 and $9,209 for same periods in 1998.

     Investment in Affiliate

     The investment in affiliate represents an investment in SNI. The Company owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. At June 30, 1999, SNI owned 225,815 square feet of office and industrial property located in various states. In addition, SNI owns 6 parcels of land totaling 24.6 acres. Certain of these properties are held for sale at June 30, 1999. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Company.

5.   PROPERTY HELD FOR DISPOSITION

     The Company continues to review its portfolio and its long-term strategy for properties. The Company will dispose, over time, assets that do not have a strategic fit with the portfolio. Included in property held for disposition of $167,507 at June 30, 1999, are eighteen properties and two land parcels. Two industrial properties are located in Northern California, one industrial property and two land parcels are located in Southern California, fourteen industrial properties are located in Washington, and one office property is located in Oregon. The divestiture of the properties held for disposition is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

     The following summarizes the condensed results of operations of the properties held for disposition at June 30, 1999 for the six months ended June 30, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods may not be comparable.

                                                           1998         1999
                                                          -------      -------
          Income                                          $14,646      $13,220
          Property Operating Expenses                      (3,020)      (2,716)
                                                          -------      -------
          Net Operating Income                            $11,626      $10,504
                                                          =======      =======

6.   DEBT

     As of June 30, 1999, debt consists of the following:

                                                                        1999
                                                                     ----------
          Unsecured investment grade notes, varying fixed
            interest rates from 6.65% to 8.00% payable
            semi-annually, due from 2000 to 2027                     $1,836,500
          Unsecured short-term borrowings (see "Facility" and
            "Bank Facility" below), due 2001                             28,012
          Mortgage loans, varying interest rates from
            7.00% to 9.88%, due 2001 to 2013(1)                         110,805
                                                                     ----------
                                                                     $1,975,317
                                                                     ----------

     (1) Mortgage loans generally require monthly principal and interest payments.

     The Company has an Unsecured Line of Credit Facility (the "Facility"). The maximum amount available under the Facility is $250,000. The Facility carries interest at LIBOR (London Interbank Offered Rate) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual Facility fee of .20%. The one-month LIBOR at June 30, 1999 was 5.1%. As of June 30, 1999, the amount drawn on the Facility was $28,012. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the Facility concerning its indebtedness.

     As of December 31, 1998, the Company had a $200,000 short-term Bank Facility outstanding. This short-term Bank Facility carried interest at LIBOR plus .65% and matured November 1999. During the quarter ended June 30, 1999 the Company paid down the Bank Facility in its entirety.

     The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the Facility concerning its indebtedness.

     In May 1999, the Operating Partnership issued $400,000 of investment grade rated unsecured notes (the "May 1999 Notes") in two tranches: $200,000 of 6.80% notes due May 1, 2004 priced to yield 6.83% and $200,000 of 7.25% notes due May 1, 2009 priced to yield 7.27%. Net proceeds of approximately $397,000 from the offering were used to repay amounts outstanding under the Facility and Bank Facility.

     In conjunction with the issuance of the May 1999 Notes, the Company hedged its exposure to pricing benchmarks so that the net cost to the Company was 6.74% for the 2004 note and 7.18% for the 2009 note. Once the issuance was completed on the Notes, the Company was released of any further obligations under the hedge.

     The Company's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

     Interest capitalized on the Company's properties under development was $5,652 and $10,675 for the three and six months ended June 30, 1999 and $3,613 and $6,585 for the same periods in 1998.

7.       DIVIDENDS AND DISTRIBUTIONS PAYABLE

The dividends and distributions payable at June 30, 1999, and December 31, 1998, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders as of June 30, 1999, and December 31, 1998, are as follows:

                                                         June 30, 1999          December 31, 1998
                                                         -------------          -----------------
          Shares of:
            Common Stock                                   63,511,349              61,916,459
            Class C Common Stock                                   --               1,176,470
            Series A Preferred Stock                        1,000,000               1,000,000
            Series B Preferred Stock                        4,250,000               4,250,000
            Series C Preferred Stock                        6,000,000               6,000,000
            Series E Preferred Stock                        4,000,000               4,000,000
          Units of:
            Minority Interest Holders                       8,865,915               8,902,915
            Minority Interest Holders - Preferred           3,016,459               3,221,831

8.   STOCKHOLDERS' EQUITY

     In the first quarter of 1999, 1,176,470 shares of Class C Common Stock were converted into 1,176,470 shares of Common Stock by the shareholder.

9.   COMMITMENTS AND CONTINGENCIES

     The land on which three of the Company's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 and 2040 and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Company will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

10.  GAIN ON DISPOSITION OF PROPERTY

     Gain on disposition of property for the three months ended June 30, 1999 of $4,665 represents the gain on disposition of five properties and one land parcel. These properties along with the property disposed of in the first quarter brings the total gain on disposition of property to $9,831 (see note 3).

11.  SEGMENT INFORMATION

     The Company has four reportable segments: Pacific Northwest; North-East Bay, San Francisco/Sacramento, California; Silicon Valley; and Southern California. Each region has a Regional Senior Vice President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon net operating income from the combined properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The following table may not be comparable by the regions listed below given the differing mixes of properties within the regions. Significant information used by the Company in the reportable segments for the six months ended June 30, 1999 and 1998 is as follows:

                                         Pacific    North-East Bay/   Silicon    Southern
                                        Northwest   Sacramento, CA    Valley     California    Total
                                        --------------------------------------------------------------
     1999 Revenue                        $65,964       $80,620        $71,355     $88,170     $306,109
     1998 Revenue                         55,880        63,383         60,403      70,414      250,080
     1999 Net Operating Income(1)         47,050        55,921         55,707      56,970      215,648
     1998 Net Operating Income(1)         40,968        44,323         46,647      45,016      176,954

     (1) Net operating income (NOI) for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income.

12.  SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                                               Six Months ended June 30
                                                                                               ------------------------
                                                                                                 1999            1998
                                                                                                 ----            ----
     Debt assumed in relation to property acquisitions                                          29,475          23,252
     Increase to land and assessment bonds payable                                                  82           4,196
     Write-off of fully depreciated property                                                     3,476           4,660
     Write-off of fully amortized deferred financing and leasing costs                             767              --
     Restricted Stock grants                                                                     3,473              --
     Capital recorded in relation to properties acquired with Operating Partnership Units           --          55,420
     Property acquired through the issuance of Common Stock                                         --           6,900

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

RESULTS OF OPERATIONS

The following comparison is of the Company's consolidated operations for the three and six month periods ended June 30, 1999, as compared to the corresponding periods ended June 30, 1998.

                                                            THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------
Rental Revenues                                     1999          1998     $ CHANGE     % CHANGE
                                                   ---------------------------------------------
    1998 Core Portfolio                            $115.7        $106.2      $ 9.5         8.9%
    1998 Acquisitions                                28.6          20.8        7.8        37.5
    1999 Acquisitions                                 1.8            -         1.8       100.0
    Developments                                     10.1           3.0        7.1       236.7
    Dispositions                                      0.7           2.4       (1.7)      (70.8)
                                                   ---------------------------------------------
                                                   $156.9        $132.4      $24.5        18.5%
                                                   =============================================

For the quarter ended June 30, 1999 rental revenues increased by $24.5 million. $9.5 million of the rental revenue increase is primarily due to revenues generated by the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at June 30, 1999. The increase in the 1998 Core Portfolio revenue during the last twelve months, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the quarter ended June 30, 1999, the Company completed 393 lease transactions for the renewal and re-lease of 1.9 million square feet of second generation space.

Properties acquired during 1998 contributed $7.8 million to the rental revenue increase for the quarter. During 1998, the Company invested $884.8 million for properties totaling 6.3 million square feet (the "1998 Acquisitions"). The properties were acquired at various dates throughout the year, therefore a full quarters worth of revenue and expense may not be reflected in the quarter ended June 30, 1998.

Properties developed by the Company (the "Developments") contributed $7.1 million to the rental revenue increase for the quarter. The Developments include both properties completed and added to the Company's portfolio of stabilized properties, as well as properties currently under development. During the three months ended June 30, 1999 the Company added three properties totaling 510,927 square feet for an estimated final cost of $39.2 million to the Company's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. The Developments are occupied at increasing levels throughout the year, therefore the periods presented may not be comparable based on the average percentage occupied during any one quarter.

Properties acquired during the first six months of 1999 (the "1999 Acquisitions") contributed $1.8 million of the increase in rental revenues for the quarter ended June 30, 1999. For the quarter ended June 30, 1999 the Company acquired one office property totaling 52,196 square feet for a total investment of $8.8 million. The property was acquired at the end of the quarter and, as such, a full quarters revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The increases in rental revenues are partially offset by a decrease of $1.7 million attributable to properties which the Company has subsequently disposed of during the six months ended June 30, 1999 or during the year ended December 31, 1998 (the "Dispositions").

                                                            SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------------------
Rental Revenues                                     1999         1998     $ CHANGE     % CHANGE
                                                   ---------------------------------------------
    1998 Core Portfolio                            $228.7       $210.7       $18.0         8.5%
    1998 Acquisitions                                55.6         29.9        25.7        86.0
    1999 Acquisitions                                 2.4           --         2.4       100.0
    Developments                                     17.0          4.5        12.5       277.8
    Dispositions                                      2.4          4.9        (2.5)      (51.0)
                                                   ---------------------------------------------
                                                   $306.1       $250.0       $56.1        22.4%
                                                   =============================================

Rental revenues for the six month period ended June 30, 1999 increased by $56.1 million primarily due to revenues generated by the 1998 Acquisitions of $25.7 million.

The 1998 Core Portfolio contributed $18.0 million of the increase in rental revenues. The increase in the 1998 Core Portfolio revenue during the last twelve months, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the six months ended June 30, 1999 the Company completed 783 lease transactions for the renewal and re-lease of 3.6 million square feet of second generation space. On average, year-to-date, the new effective rates were 36.0% higher than the expiring coupon rent.

The Developments contributed $12.5 million to the rental revenue increase for the six months ended June 30, 1999. At June 30, 1999, the Company has a current development pipeline of 2.9 million square feet representing a total projected cost of $396.3 million. Certain properties in the development pipeline are shell complete and are partially occupied but are not yet considered stabilized.

The 1999 Acquisitions contributed $2.4 million to 1999 rental revenues. During the six months ended June 30, 1999 the Company has acquired three office properties totaling 445,935 square feet for a total investment of $69.8 million.

The increases in rental revenues are partially offset by a decrease of $2.5 million attributable to the Dispositions.

                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                        ---------------------------        -----------------------------
                                                         CHANGE                              CHANGE
                                                     --------------                      ---------------
                                        1999   1998    $        %          1999   1998     $         %
                                        ---------------------------        -----------------------------
Interest and Other Income               $1.8   $6.2  $(4.4)   (71.0)%      $3.3   $13.8  $(10.5)   (76.1)%


Interest and other income decreased due primarily to the reduction in interest income from mortgage loans made to SNI in relation to SNI's 1997 acquisitions of non-core assets (see note 4). The majority of these assets were disposed of during 1998. Additionally interest earned decreased due to lower cash balances period over period. Average cash balances for the three and six month periods ended June 30, 1999 were $27.6 and $24.8 million and for 1998 were $40.0 and $38.1 million.

                                        THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                   --------------------------------------    ---------------------------------
                                                              CHANGE                                 CHANGE
                                                         ----------------                       --------------
Property Operating Expenses        1999       1998        $           %       1999     1998       $         %
                                  ---------------------------------------    ---------------------------------
     Rental Expenses              $ 35.8      $29.1      $ 6.7       23.0%   $ 67.4   $ 53.5    $13.9     26.0%
     Real Estate Tax                11.5       10.3        1.2       11.7      23.1     19.6      3.5     17.9
                                  ------      -----      -----       ----    ------   ------    -----     ----
                                  $ 47.3      $39.4      $ 7.9       20.0%   $ 90.5   $ 73.1    $17.4     23.8%
                                  ======      =====      =====       ====    ======   ======    =====     ====


                                        THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------------    ---------------------------------
                                                              CHANGE                                CHANGE
                                                         ----------------                      ---------------
Property Operating Expenses        1999       1998         $          %       1999     1998       $         %
                                  ---------------------------------------    ---------------------------------
    1998 Core Portfolio           $ 32.9      $29.7      $ 3.2       10.8%   $ 63.0   $ 58.3    $ 4.7      8.1%
    1998 Acquisitions               10.7        7.9        2.8       35.4      20.7     11.5      9.2     80.0
    1999 Acquisitions                0.6         -         0.6      100.0       0.8       --      0.8    100.0
    Developments                     2.8        1.2        1.6      133.3       5.3      2.0      3.3    165.0
    Dispositions                     0.3        0.6       (0.3)      (0.5)      0.7      1.3     (0.6)   (46.2)
                                  ---------------------------------------    ---------------------------------
                                  $ 47.3      $39.4      $ 7.9       20.0%   $ 90.5   $ 73.1    $17.4     23.8%
                                  =======================================    =================================
Property  Operating Expenses as
% of Rental Revenues                30.1%      29.8%                           29.6%    29.2%
                                  ======      =====                          ======   ======


The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties.

Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following table:


                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------------    ---------------------------------
                                                             CHANGE                                CHANGE
                                                       ------------------                       --------------
Net Operating Income              1999        1998       $            %       1999     1998       $       %
                                  ---------------------------------------   ----------------------------------
    1998 Core Portfolio           $ 82.9      $76.5      $ 6.4        8.4%   $165.6   $152.4    $13.2      9.0%
    1998 Acquisitions               17.6       13.0        4.6       35.4      34.9     18.5     16.4     88.6
    1999 Acquisitions                1.2          -        1.2      100.0       1.6       --      1.6    100.0
    Developments                     7.3        1.8        5.5      305.6      11.7      2.5      9.2    368.0
    Dispositions                     0.6        1.7       (1.1)     (65.0)      1.8      3.5     (1.7)   (48.6)
                                  ---------------------------------------    ---------------------------------
                                  $109.6      $93.0      $16.6       17.8%   $215.6   $176.9    $38.7     21.9%
                                  =======================================    =================================

                                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                              ------------------------------           -------------------------------
                                                                  CHANGE                                    CHANGE
                                                               -------------                             -------------
                                              1999    1998       $       %             1999     1998       $       %
                                              ------------------------------           -------------------------------
    Interest Expense                          $29.9   $30.9    $(1.0)   (3.2)%         $58.7    $60.2    $(1.5)   (2.5)%
    Depreciation and Amortization Expense      27.1    22.6     4.5     19.9            52.5     42.2     10.3    24.4
    G & A and Other Expense                    5.7     5.0      0.7     14.0            11.4     9.8       1.6    16.3


Interest expense decreased slightly, even as average debt balances slightly increased. This decrease is the net effect of additions to interest expense from additional note offerings which occurred during 1998, offset by lower balances outstanding under the Facility and the Bank Facility and an increase in interest capitalized in relation to the Developments that the Company had in process during the three and six months ended June 30, 1999 and 1998. Average outstanding debt was $2.0 billion for the quarter ended June 30, 1999 and $1.9 billion for the quarter ended June 30, 1998. Capitalized interest was $6.0 million for the three months ended June 30, 1999 and $3.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, the average debt balances outstanding was $1.9 billion compared to $1.8 billion in 1998. Capitalized interest was $10.7 million for the six months in 1999 and $6.6 million in 1998.

Depreciation and amortization expenses increased by $4.5 million for the three month and $10.3 million for the six month periods ended June 30, 1999, compared with the same periods in 1998, due primarily to the 1999 and 1998 Acquisitions and the Developments.

General and administrative and other expenses increased by $0.7 million and $1.6 million for the three and six month periods ended June 30, 1999 as compared with the same periods in 1998 primarily as a result of the increased number of employees, as well as the costs associated with all employees. On a percentage basis, general and administrative and other expenses were 3.6% and 3.7% of rental revenues for the three and six month periods ended June 30, 1999, as compared with 3.8% and 3.9% for the same periods in 1998, reflecting economies of scale achieved as the Company has grown.

During the second quarter of 1999, the Company disposed of five industrial properties and one parcel of land resulting in a gain of $4.7 million. This brings the total gain on disposition for the first two quarters of 1999 to $9.8 million on the disposition of seven properties.

Net income before minority interests and disposition of property increased by $8.1 million or 20.0% to $48.7 million for the second quarter of 1999, from $40.6 million for the second quarter of 1998. For the six month period ended June 30, 1999, net income before minority interests and disposition of property increased by $17.7 million or 22.5% to $96.3 million, from $78.6 million for the same period in 1998. The increase in net income is principally due to the 1998 Acquisitions, the 1998 Core Portfolio and the Developments.

LIQUIDITY AND CAPITAL RESOURCES

                                                              SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------------------
                                                     1999        1998         $ CHANGE     % CHANGE
                                                    ---------------------------------------------
    Cash provided by operating activities           $ 145.6     $ 152.3       $  (6.7)       (4.4)%
    Cash used for investing activities               (125.4)     (696.7)        571.3        82.0
    Cash (used) provided by financing activities       (4.6)      550.5        (555.1)     (100.8)

The decrease in cash provided by operating activities is primarily due to a decrease in accounts payable offset by increases in cash provided from the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio. The decrease in accounts payable is due to timing differences in the pay down of accounts payable balances at the end of each comparable quarter. Cash used for investing activities and cash required for financing activities was significantly lower due to the decrease in the number of acquisitions completed. Cash provided by financing activities decreased by $555.1 million for the first six months of 1999, as compared to the same period in 1998. During the first six months of 1999 cash provided by financing activities consisted primarily of $400.0 million in net proceeds from the issuance of unsecured notes (see below). These increases were offset by the payoff of $200.0 million on the Company's Bank Facility, net payments of $72.0 million on the Facility, net payments of $23.8 million on mortgage loans and a $5.6 million reduction related to the payoff of amounts related to properties sold during the second quarter of 1999. Additionally, payments of distributions increased by $17.7 million from $91.8 million to $109.5 million for the first six months of 1999 and 1998. This increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common share distribution rate of $1.22 per share for the first six months of 1999 from $1.14 per share in 1998.

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

At June 30, 1999, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

As of June 30, 1999, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Company has a $250.0 million unsecured line of credit facility with interest at LIBOR plus .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Company to request bids from the lenders for advances up to $150.0 million. At June 30, 1999, the Company had $28.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the Facility concerning its indebtedness. During the quarter ended June 30, 1999 the Company paid down the Bank Facility which had an outstanding balance of $200.0 million. The Bank Facility carried interest at LIBOR plus 0.65% and was to mature in November 1999.

In addition to the unsecured debt securities and the Facility, the Company has $110.8 million of secured indebtedness (the "Mortgages") at June 30, 1999. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $10.8 million of assessment bonds outstanding as of June 30, 1999.

In May 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004 priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009 priced to yield 7.27%. The Company used the net proceeds of approximately $397.0 million from this offering to reduce amounts outstanding under the Facility and the Bank Facility.

In conjunction with the issuance of the May 1999 Notes, the Company hedged its exposure to pricing benchmarks so that the net cost to the Company was 6.74% for the 2004 note and 7.18% for the 2009 note. Once the issuance was completed on the Notes, the Company was released of any further obligations under the hedge.

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

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B and Class C Common Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method. During the second half of 1998, the Class B Common Stock was converted into shares of Common Stock. During the first quarter of 1999, the Class C Common Stock was converted into shares of Common Stock.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)


                                                                 Three Months Ended                  Six Months Ended
                                                                 ------------------                  ----------------
                                                            June 30, 1999    June 30, 1998    June 30, 1999     June 30, 1998
                                                            -------------    -------------    -------------     -------------
Income from operations before disposition of property
and minority interests:                                       $ 48,716         $ 40,630         $  96,310         $  78,574
Dividends on Series B Preferred Stock                           (2,510)          (2,510)           (5,020)           (5,020)
Dividends on Series C Preferred Stock                           (2,953)          (2,953)           (5,906)           (5,906)
Dividends on Series E Preferred Stock                           (2,000)            (600)           (4,000)             (600)
Distributions on Preferred Operating Partnership Units          (2,397)          (2,223)           (4,924)           (3,489)
                                                              --------         --------         ---------         ---------
  Income from operations after Series B, C and E
  dividends, and Preferred Operating Partnership
  Unit distributions                                            38,856           32,344            76,460            63,559
                                                              --------         --------         ---------         ---------
Add:
  Depreciation and Amortization                                 26,727           22,404            51,830            41,769
  Other, net                                                       289              (14)              328               (28)
                                                              --------         --------         ---------         ---------
    Funds from Operations before Straight-line rent             65,872           54,734           128,618           105,300
                                                              --------         --------         ---------         ---------
  Straight-line rent                                            (2,675)          (1,508)           (5,223)           (3,148)
                                                              --------         --------         ---------         ---------
  Funds from Operations                                       $ 63,197         $ 53,226         $ 123,395         $ 102,152
                                                              ========         ========         =========         =========

Weighted average diluted share equivalents outstanding          74,233           72,883            74,077            71,348
                                                              ========         ========         =========         =========

OTHER DISCLOSURE

Year 2000 Compliance

Certain matters discussed within this year 2000 compliance disclosure are forward-looking statements within the meaning of the federal securities law. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

The Company utilizes information technology (IT) systems such as computer hardware, software, and operating systems which are used for its financial and accounting business systems, as well as for property management and administrative functions. The Company also utilizes systems within its real estate facilities that may contain date sensitive software and/or data sensitive imbedded micro-processors.

To evaluate the impact of Year 2000 compliance on its operations, the Company established a Year 2000 task force. The task force consulted with the Company's IT department, the Company's regional facilities managers, and an outside consulting group to determine the impact to the Company's IT and facility systems.

The Company's IT department inventoried all IT administrative hardware and software to assess the business risk of each item. Manufacturers and/or suppliers were contacted to determine Year 2000 compliance. Hardware and software with high business risk, based on the manufacturer's and/or supplier's assurances, do not appear to present Year 2000 issues.

The Task Force, together with the regional facilities managers, have inventoried each facility for all systems that may contain date sensitive software and/or date sensitive imbedded microprocessors. Manufacturers and/or suppliers have been contacted to determine which systems are Year 2000 compliant. Where non-compliance was detected, recommendations for solutions to potential problems were requested and implemented. Approximately 95% of all facilities modifications have been completed. Final testing of all facilities is under way and is scheduled to be complete by the end of the third quarter of 1999.

The Company has engaged a third-party engineering firm to conduct testing of a sampling of the facilities to evaluate the validity of the Company's Year 2000 compliance efforts with respect to facility systems. The completion of the third-party audit is also due to be complete by the end of the third quarter.

In the event of unforeseen failure of any facility-related systems, due to a Year 2000 issue, contingency plans are in place and include the planned deployment of teams consisting of regional facility managers, facility engineers and customer service personnel, which would manually override any such facility system in a timely manner.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses fixed and variable rate debt to finance its operations. The information below summarizes the Company's market risks associated with debt outstanding as of June 30, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                              1999     2000        2001        2002        2003    THEREAFTER      TOTAL
                              ----     ----        ----        ----        ----    ----------      -----
Fixed Rate Debt               $--     $100.0      $162.3      $110.0       $--      $1,575.0      $1,947.3
Average Interest Rate          --        6.65%       7.21%       6.95%      --           7.21%         7.17%
Variable Rate Debt             --          --     $ 28.0           --       --             --     $   28.0
Average Interest Rate          --          --        5.99%        --        --             --          5.99%


The carrying amount of the Company's debt approximates fair value. The Company's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At June 30, 1999, the Company had no interest rate caps or swaps. In conjunction with the issuance of the May 1999 Notes, the Company hedged its exposure to pricing benchmarks so that the net cost to the Company was 6.74% for the 2004 note and 7.18% for the 2009 note. Once the issuance was completed on the Notes, the Company was released of any further obligations under the hedge. All of the Company's debt is denominated in United States dollars. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.


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



                                        Spieker Properties, Inc.
                                        (Registrant)



Dated: August 13, 1999                  /s/  Elke Strunka
                                        ---------------------------------------
                                        Elke Strunka
                                        Vice President and
                                        Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number                          Document Description
-------                         --------------------
 12.1       Statement of Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Dividends

 27.1       Article 5 Financial Data Schedule (EDGAR Filing Only)
