Form 10-K
period 1999-12-31
SPIEKER PROPERTIES INC
filed 2000-03-30
CIK 911361

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12528

                            SPIEKER PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

                MARYLAND                               94-3185802
     -------------------------------                  --------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

   2180 SAND HILL ROAD, MENLO PARK, CA                   94025
 ----------------------------------------              ----------
 (Address of principal executive offices)              (Zip Code)

                                                   (650) 854-5600
                       ----------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].  No [ ].

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 6, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,706,049,569. The aggregate market value. was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 6, 2000, 65,018,427 shares of Common Stock ($.0001 par value) were outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-K

PART I                                                                                                    Page No.
------                                                                                                    --------
    Item 1  Business ...................................................................................    16
    Item 2  Properties .................................................................................    16
    Item 3  Legal Proceedings ..........................................................................    16
    Item 4  Submission of Matters to a Vote of Security Holders ........................................    16

PART II

    Item 5  Market for Registrant's Common Stock and Related Stockholder Matters .......................    16
    Item 6  Selected Financial Data ....................................................................    17
    Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    19
    Item 7A Quantitative and Qualitative Disclosures about Market Risk .................................    28
    Item 8  Financial Statements and Supplementary Data ................................................    28
    Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......    28

PART III

    Item 10 Directors and Executive Officers of the Registrant .........................................    29
    Item 11 Executive Compensation .....................................................................    29
    Item 12 Security Ownership of Certain Beneficial Owners and Management .............................    29
    Item 13 Certain Relationships and Related Transactions .............................................    29

PART IV

    Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K ..........................    29

DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 7, 2000.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 29.

      This document consists of 76 pages, plus exhibits attached hereto.

                                     PART I

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of various factors, including general real estate investment risks, competition, risks associated with acquisition and development activities and financing, environmental matters, general uninsured losses and seismic activity.

OVERVIEW

Spieker Properties, Inc. is one of the largest owners and operators of office and industrial properties located in selected West Coast markets. These markets are primarily located in greater Seattle, Washington; greater Portland, Oregon; Northern California and Southern California. The Company is a self-managed and self-administrated real estate investment trust or REIT. The Company was formed to continue and expand the real estate activities, including the acquisition, development, management and leasing of the properties of its predecessor firm, Spieker Partners, which launched in 1970. With the contributions of the properties from Spieker Partners the Company commenced operations with the completion of its initial public offering in November 1993. Substantially all of the business activities of the Company are conducted through Spieker Properties, L.P. in which the Company owned an approximate 88.0% general partnership interest at December 31, 1999. Unless the context otherwise requires, Spieker Properties, Inc., is referred to as the Company, Spieker Properties, L.P., is referred to as the Operating Partnership and they are collectively referred to as the Company.

As of December 31, 1999, the Company owned 40.7 million square feet of commercial real estate, which was 96.3% occupied at year-end. The portfolio mix consists of 22.0 million square feet of office property and 18.7 million square feet of industrial property. The Company acquired five office properties totaling 807,037 square feet and completed eleven development properties totaling 1.9 million square feet during the year. In the development pipeline at year-end, the Company had fifteen office and three industrial properties totaling 2.7 million square feet, which were 76.1% pre-leased.

BUSINESS STRATEGY

The Company's principal objective is to achieve sustainable, long-term growth in funds from operations per share through maximizing the return on each dollar of capital invested and building value in the portfolio by the following focused and consistent business strategies.

Quality Office and Industrial Properties

With approximately 30 years of experience in owning and operating commercial properties, the Company's management team possesses the in-depth knowledge necessary to assess the attributes that determine a property's long-term viability. The Company owns and invests in high quality office and industrial properties that possess attributes that are competitive in the marketplace in both the short and long-term.

The Company focuses on differentiating its properties from those of nearby competitors, so as to maximize their attractiveness to potential customers. Important differentiating characteristics in office buildings include efficient suite layouts, ample glass line per square foot of office space, well designed and maintained common areas, elevators, and convenient parking. Further differentiation is achieved through amenities and services provided such as on-site management, conference rooms and health clubs. Distribution properties are designed with ample clear heights, multiple dock facilities, appropriate truck staging and high-capacity sprinkler systems. In its light industrial and R&D properties the Company also uses landscaping and exterior glass walls to increase attractiveness.

Flexible, Multi-Tenant Properties

The Company focuses on properties which will appeal to a broad range of potential tenants. These properties are easily divisible and can accommodate new tenants of various sizes. This flexibility also enables the Company to meet the needs of existing tenants by accommodating their expansion and contraction needs. In addition to flexibility, the Company also focuses on multi-tenant usage of its properties. The Company's experience is that multi-tenant properties help maintain high occupancy rates, particularly when market conditions are less favorable, and help control the cost of re-tenanting space.

Invest in Growing Regions

The Company seeks to invest in regions with diverse and active economies that possess strong prospects for sustained long-term economic growth. The Company believes that California and the Pacific Northwest possess attributes - high concentration of technology industries, growing populations with a well-educated employee base, ability to attract new capital, excellent universities, quality of life and well-developed infrastructures - that will contribute to continued economic growth. Within these growing regions the Company focuses its activities in the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have proven to be desired locations for a large number of businesses.

Submarket Concentration

In the specific local submarkets in which it operates, the Company generally seeks to own a number of properties and to be one of the more significant commercial landlords in that submarket. The Company believes that it has achieved significant market penetration within a number of submarkets in which it operates. By achieving concentrated market positions, the Company can offer prospective tenants a variety of property options and can accommodate the growth of existing tenants. This strategy also gives it a measure of control over the rental rates achieved and capital expenditures incurred in leasing space.

Superior Level of Service

The Company believes in providing a superior level of service to its customers which will allow them to focus on their business rather than on property issues. To achieve this level of service, the Company's office property managers and customer service personnel are located on-site, providing tenants with convenient direct access to a team which can respond quickly to the customer's needs. These on-site teams enable the properties to be well maintained and convey a sense of quality, order and security. This superior level of service and ultimate customer satisfaction translates to lower customer turnover, higher occupancy levels and higher rental rates.

Operating Efficiencies

The Company recognizes the importance of creating operating efficiencies that add additional value to the portfolio and to the shareholder by utilizing opportunities created by its submarket concentrations as well as leveraging its relative size and scale.

By integrating properties in its submarkets, the Company has been able to pool its resources and maximize economies of scale to allow its key operating personnel to concentrate their expertise on those specific markets and their particular local conditions. Minimizing project personnel requirements with the centralization of these properties has created additional cost savings.

During 1999, the Company utilized its relative size and purchasing ability to put in place several vendor related efficiency programs. These programs were designed to ensure consistency in the quality products purchased and services provided, to create operational cost savings, and to allow for tracking purchasing trends for future purchasing consolidation opportunities. These programs significantly reduce the number of vendors with which the Company now does business and puts cost and time saving efficiencies in place that the project teams can utilize in managing their projects. Additional efficiencies have been created in the Company's accounting processes by limiting the number of vendor's invoices that must be managed.

Rent Growth

The strength in the West Coast economy continued to fuel the demand for quality commercial space in the Company's markets. Healthy demand pared with modest levels of new supply has translated to an upward pressure on market rents. These increases provided the Company with the opportunity to generate positive rent growth during the year. This rent growth, measured as the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces, was 36.5% for 1999.

The Company estimates that the embedded rent growth, as measured is the difference between existing in-place rents and current market rents, in the Company's operating portfolio is approximately $1.60 per share at year-end. As of December 31, 1999, 74.3% of all leases in-place during the next four years are set to expire. The Company expects to capitalize on embedded rent growth as these leases and future leases, expire and as the spaces are either renewed or re-leased. There can be no assurances, however that market rents will not erode in the future or that the Company will realize all of the embedded rent growth.

Investment Activity

The Company strategically invests in real estate either through the acquisition of existing properties or through the development of new properties. When evaluating potential investments, in addition to both the physical and location attributes, the Company also considers short and long-term returns on capital, total cost compared to replacement cost, the level of in-place rents compared to current market rents and tenant mix. In assessing the viability of a potential development, the Company also considers market demand and competitive supply.

Acquisitions

During 1999, the Company acquired five office properties. These acquisitions were primarily funded by the redeployment of capital from the disposition of non-strategic assets (see Note 3 to the consolidated financial statements for further discussion of the Company's asset dispositions).

                                1999 ACQUISITIONS

                                                   Total Rentable       Total
       Property                      Location      Square Feet(1)    Investment(2)
       --------                      --------      --------------    ------------
Pacific Northwest
-----------------
Eastgate Office Park               Bellevue, WA       273,892          $ 42.0
Lincoln Executive Center           Bellevue, WA       280,696            54.4
                                                      -------          ------
                                                      554,588          $ 96.4
                                                      -------          ------

Southern California
-------------------
First Financial Center             Ontario, CA         80,406          $ 10.1
Governor Executive Center         San Diego, CA        52,196             8.8
Oakbrook Plaza                  Laguna Hills, CA      119,847            19.0
                                                      -------          ------
                                                      252,449          $ 37.9
                                                      -------          ------
                                Total Acquisitions    807,037          $134.3
                                                      =======          ======

(1)   Average initial occupancies of these acquisitions were 93.0%.

(2) The Company uses the terms "total investment" and "invested" to represent total expected capitalized acquisition cost, including closing, and repositioning/rehab costs.

Stabilized Developments

During 1999, the Company stabilized eleven property developments. The Company considers properties stabilized at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. Each of the stabilized development properties listed below are included in the Company's operating portfolio.

                   STABILIZED DEVELOPMENTS AND REDEVELOPMENTS

                                                                               Rentable    Total Investment  Percent
            Property                         Location                        Square Feet       ($000s)       Occupied
            --------                         --------                        -----------   ----------------  --------
OFFICE
------
North-East Bay/Sacramento
-------------------------
Parkshore Plaza Phase I                      Folsom, CA                          114,356      $  14,421        100.0%
Gateway Oaks IV                            Sacramento, CA                         81,482         11,518         97.6
                                                                               ---------       --------        -----
                                                                                 195,838         25,939         99.0
                                                                               ---------       --------        -----
Silicon Valley
--------------
Gateway Office III                          San Jose, CA                         123,400         23,460         98.0
                                                                               ---------       --------        -----
                                                                                 123,400         23,460         98.0
                                                                               ---------       --------        -----
Southern California
-------------------
Bridge Pointe Corporate Center              San Diego, CA                        215,800         23,928        100.0
City Plaza(1)                             Orange County, CA                      318,651         37,993         99.0
                                                                               ---------       --------        -----
                                                                                 534,451         61,921         99.4
                                                                               ---------       --------        -----
                                                     Total Office                853,689      $ 111,320         99.1%
                                                                               =========       ========        =====
INDUSTRIAL
----------
Pacific Northwest
-----------------
158th Commerce Park                         Portland, OR                         381,750       $ 16,861         92.7%
                                                                               ---------       --------        -----
                                                                                 381,750         16,861         92.7
                                                                               ---------       --------        -----
North-East Bay/Sacramento
-------------------------
Riverside Business Center                  Sacramento, CA                        174,624          7,430        100.0
Seaport Distribution Center                Sacramento, CA                        199,553          7,185        100.0
Vasco Business Center                       Livermore, CA                         95,574          8,043        100.0
Concord N. Commerce Center II                Concord, CA                          64,125          3,943        100.0
                                                                               ---------       --------        -----
                                                                                 533,876         26,601        100.0
                                                                               ---------       --------        -----
Silicon Valley
--------------
Dixon Landing North Phase I                 Milpitas, CA                         118,290         12,085         80.0
                                                                               ---------       --------        -----
                                                                                 118,290         12,085         80.0
                                                                               ---------       --------        -----
                                                 Total Industrial              1,033,916       $ 55,547         95.0%
                                                                               =========       ========        =====
                                    Total Stabilized Developments              1,887,605       $166,867         96.9%
                                                                               =========       ========        =====

(1)   Represents redevelopment of property acquired.

Developments in Process

At the end of 1999, the Company had fifteen office properties and three industrial properties under development that will add approximately 2.7 million square feet to the Company's operating portfolio. Of the eight development projects added to the pipeline in 1999, five were 100% pre-leased. The nine projects that were a part of the 1998 pipeline and are still a part of the 1999 pipeline, are approximately 73.1% leased. It can be expected that these projects, totaling 1.3 million square feet, will stabilize and will be added to the Company's operating portfolio in 2000.

                             DEVELOPMENTS IN PROCESS

                                                       Actual or Estimated Shell   Rentable        Total Investment      Percent
        Property                       Location            Completion Date        Square Feet          ($000s)            Leased
        --------                   ----------------    -------------------------  -----------          -------           -------
OFFICE
------
Pacific Northwest
-----------------
4800 Meadows                       Lake Oswego, OR          January 1999               73,527          $ 13,297            93.0%
Kruse Oaks I                       Lake Oswego, OR          October 2000               92,290            18,497              --
                                                                                    ---------          --------           -----
                                                                                      165,817            31,794            41.2
                                                                                    ---------          --------           -----
North-East Bay/Sacramento
-------------------------
Johnson Ranch Corp. Center II       Roseville, CA           December 1998              39,892             5,868           100.0
Roseville Corporate Center          Roseville, CA             June 1999               108,388            15,384            89.5
Parkshore Plaza Phase II              Folsom, CA             August 1999              152,133            20,808            91.3
Watergate Tower IV                  Emeryville, CA          February 2001             328,375            69,304            69.0
Treat Towers                       Walnut Creek, CA           June 1999               362,146            70,035            75.1
Skyway Landing I                    San Carlos, CA          January 2000              116,017            27,500           100.0
Skyway Landing II                   San Carlos, CA           August 2000              121,171            28,500           100.0
                                                                                    ---------          --------           -----
                                                                                    1,228,122           237,399            82.2
                                                                                    ---------          --------           -----
Silicon Valley
--------------
Ryan Oaks Phase I                    Monterey, CA          September 1998              35,276             4,946           100.0
Concourse V                          San Jose, CA             July 1999               143,006            38,460            70.3
Concourse VI                         San Jose, CA            August 2000              210,677            54,669           100.0
                                                                                    ---------          --------           -----
                                                                                      388,959            98,075            89.1
                                                                                    ---------          --------           -----
Southern California
-------------------
Arboretum Courtyard                Santa Monica, CA           June 1999               137,701            38,724           100.0
Bridge Pointe II                    San Diego, CA             May 2000                159,200            22,115           100.0
Pacific Ridge Corporate Centre       Carlsbad, CA             June 1999               116,947            18,600            88.3
                                                                                    ---------          --------           -----
                                                                                      413,848            79,439            96.7
                                                                                    ---------          --------           -----
                                                            Total Office            2,196,746          $446,707            83.1%
                                                                                    =========          ========           =====
INDUSTRIAL
----------
Pacific Northwest
-----------------
Kelley Point Phase II                Portland, OR            March 2000               125,000          $  4,752           100.0%
                                                                                    ---------          --------           -----
                                                                                      125,000             4,752           100.0
                                                                                    ---------          --------           -----
North-East Bay/Sacramento
-------------------------
Airway Business Park                Livermore, CA           October 1999              147,116            12,335             8.6
Benicia Commerce Center II           Benicia, CA            January 1999              220,549             9,960            37.6
                                                                                    ---------          --------           -----
                                                                                      367,665            22,295            26.0
                                                                                    ---------          --------           -----
                                                          Total Industrial            492,665          $ 27,047            44.8%
                                                                                    =========          ========           =====
                                                   Total Developments in Process    2,689,411          $473,754            76.1%
                                                                                    =========          ========           =====

EMPLOYEES

As of December 31, 1999, the Company had 568 employees.

Fully-Integrated Real Estate Management Capabilities

The Company has had, and will continue to have, a philosophy of maintaining in-house resources to add value to its properties through the entire cycle of acquisition, development and ownership. The Company believes its key in-house resource is its fully integrated sub-regional teams. These teams led by an officer with extensive real estate experience, have the collective ability to design, construct, market, lease and manage the Company's properties. This eliminates the need for the Company to use third-party managers and limits the utilization of outside parties to list its properties. The Company believes this integrated team approach gives it a significant advantage in depth of experience and a detailed knowledge of its markets.

Training and Retention

The Company's training and retention of a talented group of officers and employees has been an important factor in its success. The Company expends significant efforts in the training of new employees in fundamental real estate skills as well as in the continuing education of existing employees. The Company's officers, including the executive officers, are also involved in the education program, which reinforces the program's importance to the Company and its personnel.

In addition to training, the Company also provides its employees with profit sharing, 401(k) contribution matches and competitive health plans. The Company also understands the importance of having up to date technology available for its employees to perform their jobs efficiently and effectively. The Company provides employees with leading edge computer resources, including modern hardware/software, high speed connections to corporate data sources, internet connections and internally designed interfaces to aid employees in timely decision making.

Compensation

The Company's officer compensation program includes cash bonuses, stock options, and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as funds from operations from new acquisitions and developments in their regions and other contributions. Non-officer compensation includes subjective bonuses based upon employee performance factors including tenant satisfaction and leasing and releasing success. The Company also grants stock options to all full-time employees upon the completion of one year of service with the Company.

Accountability

The Company has a philosophy of holding one senior officer or a small group of senior officers accountable, under the supervision and direction of the Company's executive officers, for all phases of a property's development, from purchase, design and construction, through budgeting, leasing and ongoing management. The Company believes that this approach increases the likelihood of a project's success because of the senior officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible for only certain limited areas of a project.

PROPERTIES

OVERVIEW

The following table sets forth the rentable square feet of the Company's properties as of December 31, 1999. The properties are segmented and managed in four reportable segments. These four segments have been broken down into the Company's nine identifiable markets. Significant information used by the Company in the reportable segments can also be found in Note 13 of the Company's Financial Statements.

                      RENTABLE SQUARE FOOTAGE OF PROPERTIES

                                               Office         Industrial         Total      % of Total
                                             ----------       ----------       ----------   ----------
Pacific Northwest
-----------------
Seattle, WA/Boise, ID                         2,553,706        1,531,885        4,085,591        10.0%
Portland, OR                                  2,472,880        3,782,280        6,255,160        15.4
                                             ----------       ----------       ----------      ------
                                              5,026,586        5,314,165       10,340,751        25.4
                                             ----------       ----------       ----------      ------
North - East Bay/Sacramento
---------------------------
Sacramento, CA                                1,671,390        1,947,803        3,619,193         8.9
East Bay - San Francisco,  CA                 1,170,346        5,498,160        6,668,506        16.4
Peninsula - San Francisco, CA                 2,113,332          148,694        2,262,026         5.6
                                             ----------       ----------       ----------      ------
                                              4,955,068        7,594,657       12,549,725        30.9
                                             ----------       ----------       ----------      ------
Silicon Valley
--------------
Silicon Valley - San Francisco, CA            3,833,124        4,186,524        8,019,648        19.7
                                             ----------       ----------       ----------      ------
                                              3,833,124        4,186,524        8,019,648        19.7
                                             ----------       ----------       ----------      ------
Southern California
-------------------
Los Angeles County, CA                        2,526,617               --        2,526,617         6.2
Orange County, CA                             4,160,708          967,474        5,128,182        12.6
San Diego, CA                                 1,472,812          620,787        2,093,599         5.2
                                             ----------       ----------       ----------      ------
                                              8,160,137        1,588,261        9,748,398        24.0
                                             ----------       ----------       ----------      ------
              Total                          21,974,915       18,683,607       40,658,522       100.0%
                                             ==========       ==========       ==========      ======
                                                   54.0%            46.0%           100.0%

Occupancy Rates

The Company continues to operate at consistently high occupancy levels. Occupancy levels are indicative of the strength of the Company's local real estate markets, the continuing demand for space and the abilities of the Company's local management teams to keep their projects leased.

                      5-YEAR HISTORICAL YEAR END OCCUPANCY

                            Total Rentable                      Year End
  Year                     Square Footage(1)                    Occupancy
  ----                    ------------------                    ---------
  1999                        40,658,522                          96.3%
  1998                        40,843,473                          96.4
  1997                        34,543,280                          94.5
  1996                        21,429,732                          96.6
  1995                        16,282,278                          96.9

(1) Historical rental square footage may include occupancies for properties that have been sold.

                             AVERAGE OCCUPANCY RATES

                                       Office     Industrial       Total
                                       ------     ----------       -----
Pacific Northwest
-----------------
Seattle, WA/Boise, ID                   94.2%        97.7%         95.5%
Portland, OR                            97.3         98.3          97.9
                                        ----         ----          ----
                                        95.7         98.1          97.0
                                        ----         ----          ----
North - East Bay/Sacramento
---------------------------
Sacramento, CA                          92.8         93.1          92.9
East Bay - San Francisco,  CA           94.8         98.2          97.6
Peninsula - San Francisco, CA           98.1        100.0          98.2
                                        ----        -----          ----
                                        95.5         96.9          96.3
                                        ----         ----          ----
Silicon Valley
--------------
Silicon Valley - San Francisco, CA      97.4         95.9          96.6
                                        ----         ----          ----
                                        97.4         95.9          96.6
                                        ----         ----          ----
Southern California
-------------------
Los Angeles County, CA                  95.0            -          95.0
Orange County, CA                       94.8         99.6          95.7
San Diego, CA                           96.7         89.5          94.5
                                        ----         ----          ----
                                        95.2         95.6          95.3
                                        ----         ----          ----
      Total                             95.8%        96.9%         96.3%
                                        ====         ====          ====

Lease Expirations

The following tables set forth the lease expirations in summary and by product type for leases in-place as of January 1, 2000, assuming tenant renewal or termination options are not exercised.

                               LEASE EXPIRATIONS

                                                                              Annual Base
                       Rentable Square         Percent of Rentable         Rents Expiring(2)    Percentage of Base
   Year               Footage Expiring(1)     Square Footage Expiring           (000's)           Rents Expiring
   ----               ----------------        -----------------------      -----------------    ------------------
All Properties
   2000                  8,240,019                     21.0%                   $113,584                  19.0%
   2001                  7,642,434                     19.5                      98,185                  16.4
   2002                  7,400,642                     18.9                     112,916                  18.9
   2003                  5,845,282                     14.9                      91,458                  15.3
   2004                  4,361,901                     11.2                      77,682                  13.0
   2005                  1,549,872                      4.0                      20,256                   3.4
   2006                  1,303,283                      3.3                      26,692                   4.5
   2007                    703,572                      1.8                      14,232                   2.4
   2008                    784,862                      2.0                      12,042                   2.0
Thereafter               1,324,609                      3.4                      30,196                   5.1
                        ----------                    -----                    --------                 -----
   Total                39,156,476                    100.0%                   $597,243                 100.0%
                        ==========                    =====                    ========                 =====


Office Properties
   2000                  4,606,660                     21.9%                   $ 89,643                  19.0%
   2001                  3,595,751                     17.1                      75,909                  16.1
   2002                  4,433,240                     21.1                      95,533                  20.2
   2003                  2,896,242                     13.8                      68,710                  14.5
   2004                  2,301,230                     10.9                      60,866                  12.9
   2005                    590,258                      2.8                      14,917                   3.2
   2006                    911,484                      4.3                      23,080                   4.9
   2007                    529,245                      2.5                      12,493                   2.6
   2008                    345,217                      1.6                       7,926                   1.7
Thereafter                 840,235                      4.0                      23,199                   4.9
                        ----------                    -----                    --------                 -----
   Total                21,049,562                    100.0%                   $472,276                 100.0%
                        ==========                    =====                    ========                 =====


Industrial Properties
   2000                  3,633,359                     20.1%                   $ 23,941                  19.0%
   2001                  4,046,683                     22.3                      22,276                  17.8
   2002                  2,967,402                     16.4                      17,383                  13.9
   2003                  2,949,040                     16.3                      22,748                  18.2
   2004                  2,060,671                     11.4                      16,816                  13.5
   2005                    959,614                      5.3                       5,339                   4.3
   2006                    391,799                      2.1                       3,612                   2.9
   2007                    174,327                      1.0                       1,739                   1.4
   2008                    439,645                      2.4                       4,116                   3.3
Thereafter                 484,374                      2.7                       6,997                   5.5
                        ----------                    -----                    --------                 -----
   Total                18,106,914                    100.0%                   $124,967                 100.0%
                        ==========                    =====                    ========                 =====

----------

(1)   Does not include month-to-month leases.

(2) Base rent represents amounts contractually due, adjusted for contractual increases, which may include taxes, insurance and common area maintenance.

Leasing Activity/Releasing Costs

The Company continues to aggressively manage the cost of leasing commissions and tenant improvements, collectively referred to as capital expenditures associated with the renewal and releasing of space. The relative strength of the local real estate market, the type of property being leased, the length of the leases signed and the total value of the leases signed impact the amount of capital expenditures spent on leasing second generation space. Average capital expenditures per square foot of space leased has shown moderate growth over time. These increases, specifically related to higher labor and material costs, and higher leasing commissions, are directly correlated to a shift in the Company's portfolio towards office properties, rapidly increasing market rents, which result in higher leasing commissions, and longer average lease terms. The following table highlights 1999 leasing activity and releasing costs by property type.

                        SUMMARY OF 1999 LEASING ACTIVITY

                                                                                                     Weighted
                            Total              1st Generation Space(1)   2nd Generation Space(2)      Average     2nd Gen.
                   ------------------------    -----------------------   ----------------------        Lease      TI/Comm
Type               # Leases       Sq. Feet     # Leases     Sq. Feet     # Leases      Sq. Feet       Term(mo)    PSF(3)
-----              --------      ----------    --------    -----------   --------     ----------     ---------    ------
Office               1,249        6,230,694       172       1,717,097      1,077       4,513,597         52        $6.56
Industrial             276        4,037,080        27         580,492        249       3,456,588         77         2.35
                     -----       ----------       ---       ---------      -----       ---------         --        -----
Total                1,525       10,267,774       199       2,297,589      1,326       7,970,185         59        $4.66
                     =====       ==========       ===       =========      =====       =========         ==        =====

(1)   1st Generation is defined as previously unleased shell space.

(2)   Net of short-term leases.

(3) Calculated based on 2nd generation space, excluding short-term and repositioning leases of 552,373 square feet for 1999.

Tenant Profiles

The Company has over 3,500 tenants, with the average tenant occupying approximately 11,421 square feet and paying an annual net rent of approximately $132,453. The tenant base is extremely diversified, as demonstrated below, based on the business sectors in which they operate. The Company's largest tenant, Xerox, represents approximately 1.1% of the Company's 1999 net rental income. A sample of the Company's top fifty tenants includes: Applied Materials, Sony Computer Entertainment, Microsoft, Countrywide Credit, Nextel Communications, SAP America and Gilead Sciences. The top fifty tenants represent less than 21.7% of the Company's 1999 net rental income.

                     TENANT PROFILE BASED ON 1999 NET RENTS

                                                    Percentage of
                 Business Sector                     Net Rents(1)
                 ---------------                   -----------------
                 Professional Services                   10.7 %
                 Hardware                                 8.0
                 Software                                 7.8
                 Telecom                                  7.6
                 Securities                               6.8
                 Banking                                  5.9
                 Insurance                                5.4
                 Computer Services                        4.9
                 Research & Development                   4.0

(1) The calculated percentages are based on net rents contributed by the defined sectors. Sector analysis is based on NAICS codes assigned to the tenants and the Company's grouping of related NAICS codes.

Other Business Opportunities

Although the Company's primary business objective is to own, operate, acquire and develop property, it will continue to pursue other business opportunities which will maximize shareholder value. These opportunities may be available as a result of our building and tenant base and the depth of and experience of the Company's employees.

As an example, after surveying the growing telecommunications needs of our tenants, the Company, together with eight other real estate firms and leading venture capital firm, Kleiner Perkins Caufield & Byers, formed a national telecommunications company, Broadband Office, Inc. Broadband Office will provide voice and data communications services to both the Company's tenants and to other tenants in their respective office buildings across the country. By giving the tenants the ability to have direct, single point access to advanced telecommunication services, the Company will not only generate greater tenant satisfaction, obtain higher rents and a higher rate of renewal, but the Company will generate an additional source of revenue.

Competition

The Company competes with other real estate firms in its markets in attracting tenants, primarily on the basis of location, rental rates, services provided and the design and condition of the improvements. These competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged. Since the Company is also acquiring and actively developing properties in its markets it also faces competition in its efforts to acquire or develop desirable real estate.

CAPITAL STRUCTURE AND WORKING CAPITAL

The Company's principal sources of funding for its ongoing operations, which include the leasing and build-out of existing space as well as the acquisition, development, expansion and renovation of additional properties and debt maturities, are cash flows provided by operations, unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from the disposition of non-strategic assets and the assumption of secured debt on properties acquired. The Company believes that its ability to access a variety of capital sources enables it to reduce its overall cost of capital and maintain a prudent capital structure. The Company's fixed rate debt has interest rates for the unsecured investment grade notes between 6.65% and 8.00% and maturity dates ranging from 2000 to 2027.

                     CAPITAL STRUCTURE AT DECEMBER 31, 1999

DEBT
----

                                                                      Principal
                                                                        Amount
                                                                      ----------
Unsecured Notes                                                       $1,836,500
Unsecured Short-Term Borrowings                                           63,012
Mortgage Loans                                                            97,331
                                                                      ----------
     Total Debt                                                       $1,996,843
                                                                      ==========

EQUITY
------

                                                           Shares        Conversion      Common Stock        $ Value
                                                         Outstanding        Ratio        Equivalents(1)    Equivalent
                                                         -----------     ----------      --------------    ----------
Series A Convertible Preferred Stock                        1,000          1:22:1           1,220          $   44,454
Series B Cumulative Redeemable Preferred Stock              4,250             N/A             N/A             106,250(2)
Series C Cumulative Redeemable Preferred Stock              6,000             N/A             N/A             150,000(2)
Series E Cumulative Redeemable Preferred Stock              4,000             N/A             N/A             100,000(2)
Common Stock                                               64,961             N/A          64,961           2,367,049
Operating Partnership Units                                 8,823             1:1           8,823             321,492
Series D Cumulative Redeemable Preferred OP Units           1,500             N/A             N/A              75,000(3)
                                                                                           ------          ----------
     Total Equity                                                                          75,004           3,164,245
                                                                                           ======          ----------
     Total Market Capitalization (total debt plus total equity)                                            $5,161,088
                                                                                                           ==========

(1)   Value based on December 31, 1999 closing stock price of $36.438.

(2)   Value based on $25.00 per share liquidation preference.

(3) Value based on $50.00 per share, units were convertible beginning in April 1998.

OTHER DISCLOSURES

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon the financial condition or results of operations of the Company.

The 97 properties owned by the Company at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended during December 31, 1993. Certain of these properties were subject to Phase II environmental investigations and all buildings on such properties constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Company believes would have a material effect on its business, assets or results of operations.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and the Company believes that its exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, the Company has entered into indemnification agreements whereby the Company has been, and is to be, indemnified for liabilities arising from clean-up costs relating to these three properties.

Environmental contamination has been found to have originated at Walsh at Lafayette, an industrial development project site in Santa Clara, California that was acquired by the Company in 1995. The Company has since developed a 320,505 square feet industrial building on this site. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. The Company is being indemnified for environmental contamination on the Walsh at Lafayette property by a third party that was the former owner of the property.

Site assessments have revealed that soil and groundwater at the Company's Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership that transferred this property, referred as the transferor, to the Company previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the transferor. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition and the Company's expectation that other parties will be primarily responsible for the clean-up costs, the Company believes that its exposure, if any, for clean-up costs would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California, which have since been sold to Pacific Retail Trust. The Company agreed to indemnify the buyer for the contamination. However, the Company believes that the liabilities and clean-up costs associated with this contamination are covered by the Company's pollution insurance policy, except to the extent of the deductible under such policy.

Property owned by GAF Corporation and/or Mattel, Inc. in the vicinity of the Nimbus Corporate Center property in Beaverton, Oregon was discovered to have very high levels of soil and groundwater contamination. Monitoring is currently being conducted to determine the extent, if any, that such contamination may have affected the Nimbus Corporate Center property and whether any remedial action will be required. The Company believes the GAF, Mattel and/or other third parties will bear the liabilities and remediation costs associated with this contamination, and that, if any event, any exposure the Company might have, would be covered by the Company's pollution insurance policy, except to the extent of the deductible under such policy.

Site assessments have revealed soil and groundwater contamination at the Georgetown Center property in Seattle, Washington, and the City Commerce Park property in Seattle, Washington, which properties have since been sold to CalWest Industrial Properties, LLC, a California limited liability company. The Company agreed to indemnify the buyer for the contamination. Monitoring will be conducted to determine the extent, if any, that such contamination may have affected the Georgetown Center property and the City Commerce Park property, and whether any remedial action will be required.

Although the environmental investigations conducted to date have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, and the Company is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability, or (2) the current environmental condition of the Properties has not been, or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Company.

ITEM 1. BUSINESS

Information related to this Item is located on pages 3-8.

ITEM 2. PROPERTIES

Information related to this Item is located on pages 9-13.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which either the Company or the Properties are a party, or to which any of the assets of the Company or the Properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The shares of the Company's Common Stock are traded on the New York Stock Exchange under the symbol SPK.

MARKET INFORMATION

The Company's Common Stock has been traded on the New York Stock Exchange since November 12, 1993. The high, low, and closing price per share of Common Stock for the four quarters of 1999 and the four quarters of 1998 are as follows:

                                                            Common Stock
                       High        Low        Close      Dividends Declared
                      ------      ------      ------     ------------------
1999
----
First quarter         $36.06      $33.88      $35.25            $.61
Second quarter        $41.25      $34.50      $38.88            $.61
Third quarter         $39.19      $34.69      $34.69            $.61
Fourth quarter        $37.25      $32.94      $36.44            $.61

1998
----
First quarter         $43.94      $38.69      $41.25            $.57
Second quarter        $43.19      $37.31      $38.75            $.57
Third quarter         $39.63      $31.00      $36.75            $.57
Fourth quarter        $36.88      $31.75      $34.63            $.57

On March 6, 2000, the closing price of the Common Stock on the NYSE was $41.00 per share.

As of December 31, 1999 all shares of the Company's Class B Common Stock and Class C Common Stock had been converted to Common Stock.

HOLDERS

The approximate number of holders of record of the shares of the Company's Common Stock was 466 as of March 6, 2000.

DIVIDENDS AND DISTRIBUTIONS

Dividends and distributions declared for all classes of the Company's stock were as follows:


                               First         Second         Third          Fourth
                              Quarter        Quarter        Quarter        Quarter       Total(1)
                              -------        -------        -------        -------       --------
1999
Common Stock                   $.61           $.61           $.61           $.61         $2.44
Class C Common Stock (2)         --             --             --             --            --
Series A Preferred Stock        .74            .74            .74            .74          2.98
Series B Preferred Stock        .59            .59            .59            .59          2.36
Series C Preferred Stock        .49            .49            .49            .49          1.97
Series E Preferred Stock        .50            .50            .50            .50          2.00

1998
Common Stock                   $.57           $.57           $.57           $.57         $2.29
Class B Common Stock            .70            .70            .70             --(3)       2.10
Class C Common Stock            .58            .58            .58            .58          2.32
Series A Preferred Stock        .70            .70            .70            .70          2.80
Series B Preferred Stock        .59            .59            .59            .59          2.36
Series C Preferred Stock        .49            .49            .49            .49          1.97
Series E Preferred Stock         --            .15            .50            .50          1.15

(1) The sum of quarterly dividend data in 1998 and 1999 varies from the total due to rounding.

(2) As of March 31, 1999 all shares had been converted into the Company's Common Stock and no dividends were paid in 1999.

(3) As of December 31, 1998 all shares had been converted into the Company's Common Stock.

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

Subsequent to December 31, 1999, the Company has declared a dividend of $0.70 per share of Common Stock. (See Note 17 to the consolidated financial statements.)

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth:

      - Consolidated operating data presented for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

      - Consolidated balance sheet data presented as of December 31, 1999, 1998, 1997, 1996 and 1995.

This selected financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) of the Company included in
Item 8.

                         SUMMARY FINANCIAL INFORMATION
                (amounts in thousands, except per share amounts)

                                                                           Year Ended December 31,
                                                -------------------------------------------------------------------------
                                                   1999            1998             1997           1996           1995
                                                ----------      ----------      -----------     ----------     ----------
Operating Data:
Revenues                                        $  643,829      $  561,097      $   331,313     $  200,699     $  153,391
Income from operations before disposition of
  real estate, minority interests and
  extraordinary items                              195,516         163,924          110,134         65,764         30,355
Income before extraordinary items                  220,151         159,665          115,004         64,190         24,666
Net Income (loss)                                  220,151         159,665          115,004         64,190         (8,837)
Net Income (loss) available to Common
  Stockholders                                     187,322         130,431           99,890         52,051        (11,471)
Net income per share of Common Stock before
  extraordinary items(1)                              2.89            2.07             2.04           1.50            .84
Net income (loss) per share of Common Stock(1)
  - Basic                                             2.93            2.10             2.07           1.51           (.44)
Net income (loss) per share of Common Stock(1)
  - Diluted                                           2.89            2.07             2.04           1.50           (.44)

Dividends and distributions per share:
  Series A Preferred Stock                            2.98            2.80             2.41           2.10           2.05
  Series B Preferred Stock                            2.36            2.36             2.36           2.36            .14
  Series C Preferred Stock                            1.97            1.97              .44             --             --
  Series E Preferred Stock                            2.00            1.15               --             --             --
  Common Stock                                        2.44            2.29             2.09           1.77           1.74
  Class B Common Stock(2)                               --            2.10             2.50           2.23           1.64
  Class C Common Stock(2)                               --            2.32             2.02           1.77             --

Balance Sheet Data:
Investment in real estate
  (before accumulated depreciation)             $4,404,274      $4,182,806      $ 3,252,572     $1,447,173     $1,098,871
Net investment in real estate                    4,088,034       3,942,028        3,083,521      1,319,472        974,259
Total assets                                     4,268,485       4,056,870        3,242,934      1,390,314      1,011,497
Mortgage loans                                      97,331         110,698           96,502         45,997        112,702
Unsecured debt                                   1,899,512       1,736,500        1,335,000        674,000        377,700
Total debt                                       1,996,843       1,847,198        1,431,502        719,997        490,402
Stockholders' equity                             1,793,445       1,723,462        1,493,828        563,928        419,847

Other Data:
Funds from Operations(3)                        $  258,828      $  215,064      $   147,912     $   93,293      $  61,428
Cash flow provided (used) by:
  Operating activities                             315,357         294,179          191,450        112,581         76,471
  Investing activities                            (205,847)       (786,692)      (1,697,885)      (387,567)      (200,515)
  Financing activities                             (97,312)        474,801        1,499,727        296,749        121,954
Total rentable square footage of properties at
  end of period                                     40,658          40,843           34,543         21,430         16,282
Occupancy rate at end of period                       96.3%           96.4%            94.5%          96.6%          96.9%

(1) Per share amounts based upon the Basic weighted average shares outstanding for the years ended December 31, 1999 through 1995 were as follows:
      63,984,711 for 1999, 62,113,172 for 1998, 48,207,141 for 1997, 34,438,317
      for 1996, and 26,081,291 for 1995 and the Diluted weighted average shares outstanding were 64,983,415 for 1999, 62,877,995 for 1998, 48,968,905 for
      1997, 34,691,140 for 1996 and 26,140,488 for 1995. Diluted weighted average shares outstanding include the dilutive effect of stock options using the treasury method.

(2) As of December 31, 1999, all shares have been converted into the Company's Common Stock.

(3) Refer to "Funds of Operations" in Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion and definition of the Company's Funds from Operations. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996, the Company substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the years ended December 31, 1996 and 1995, have been restated to reflect the new NAREIT definition. Funds from Operations previously reported by the Company based on the old NAREIT definition for the years ended December 31, 1995, was $70,790.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. These statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Overview

In 1999, the Company focused on maximizing the value of its real estate portfolio by increasing the cash flow from its properties, by increasing effective rents and maintaining high occupancy levels, as well as completing strategic value added asset acquisition, development and disposition transactions. The Company also continued to focus on maintaining a capital structure that allows the Company to execute its business strategy.

The Company continued to experience solid rent growth in its portfolio of properties. For the year ended December 31, 1999, net effective rents on average were 36.5% higher than the expiring coupon rent on the 8.0 million square feet of second generation space renewed or re-leased. For the year ended December 31, 1998, rollover rents grew by 37.4% on approximately 8.3 million square feet of second generation space.

During 1999, the availability of assets that would meet the Company's stringent acquisition requirements were limited. Accordingly, the Company purchased significantly fewer assets in 1999 than in 1998. Of the 807,037 square feet of office property added to its portfolio during 1999 (the "1999 Acquisitions"), two office properties were added in the Pacific Northwest totaling 554,588 square feet for a total investment of $96.4 million and three were added in Southern California totaling 252,449 square feet for a total investment of $37.9 million.

The Company continues to review its portfolio to identify assets whose value has been fully realized. During 1999, the Company identified approximately 2.9 million square feet of property that was subsequently disposed of and the proceeds were either traded into new properties or used to fund the Company's developments in process.

The Company continued to increase its level of development activity during 1999. During 1999, the Company added eight projects totaling 1.3 million square feet to its development pipeline for a total investment of approximately $237.7 million while it completed eleven properties, adding 1.9 million square feet to its stabilized portfolio for a total investment of $166.9 million. At December 31, 1999 the Company had developments and redevelopments in process of approximately 2.7 million square feet of office and industrial properties for a total investment of $473.8 million. Further breakdown of the Company's developments and redevelopments in process can be found in Part I of this Form 10-K. The developments completed during 1999 and the developments in process at December 31, 1999, are collectively referred to as the "Developments". A few of the developments in process, though not yet completed, were partially leased and occupied during 1999 and, accordingly, revenue and expense amounts for these developments are included in the Company's operating results for the year ended December 31, 1999.

The Company continued to maintain a strong balance sheet. In 1999, the Company issued $400.0 million of investment grade rated unsecured notes in two tranches with maturities ranging from four to ten years.

Comparison of 1999 to 1998

The following comparison is of the Company's consolidated operations for the year ended December 31, 1999 to the year ended December 31, 1998 (amounts are presented in millions).

                                              Year Ended December 31,
                                    ------------------------------------------
Rental Revenues                                                   Change
                                                           -------------------
                                     1999        1998         $            %
                                    ------      ------      -----        -----
1998 Core Portfolio                 $456.9      $424.4      $32.5          7.7%
1998 Acquisitions                    116.6        86.5       30.1         34.8
1999 Acquisitions                      8.1          --        8.1           --
Developments                          42.3        14.4       27.9        193.8
1999 Dispositions                     13.9        17.1       (3.2)       (18.7)
                                    ------      ------      -----        -----
                                    $637.8      $542.4      $95.4         17.6%
                                    ======      ======      =====        =====

Rental revenues for 1999 increased by $95.4 million. $32.5 million, or 34.1%, of the rental revenue increase is due to revenues generated by the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at December 31, 1999. Properties acquired during 1998 contributed $30.1 million, or 31.6%, to the rental revenue increase for the year. During 1998, the Company invested $884.8 million in acquiring properties totaling 6.3 million square feet (the "1998 Acquisitions"). The properties were acquired at various dates throughout the year and as such the Company recognized a full year's results in 1999 as compared to a partial year's results in the year of acquisition. Increases in the 1998 Core Portfolio rental revenues and to some extent the 1998 Acquisitions rental revenues during 1999 were attributable to higher rollover rental rates realized on the renewal and releasing of second generation space and built in rent increases. During 1999, the Company completed 1,326 lease transactions for the renewal and re-lease of 8.0 million square feet of second generation space. Rollover effective rent growth on these leases was on average, 36.5% higher than the previous rents received on those same spaces.

The Developments contributed $27.9 million, or 29.2%, to the rental revenue increases for 1999. The increase in income is due to the increases in occupancy on the developments either completed or still in the development pipeline. The Developments include both properties completed and added to the Company's portfolio of stabilized properties, as well as properties currently under development. The Company considers properties "stabilized " at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached.

The 1999 Acquisitions contributed $8.1 million of the rental revenues for 1999. For the year, the Company acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million.

Consistent with the Company's strategy to maintain the highest quality portfolio, the Company sold properties in 1999 that did not meet its stringent investment criteria. During 1999, the Company disposed of fifteen properties and two land parcels ("1999 Dispositions"), for a total sales price of $184.8 million recognizing a book gain of $48.6. Increases in rental revenues for the Company were partially offset by a decrease of $3.2 million attributable to the 1999 Dispositions (see Note 3 to the consolidated financial statements). The gains generated from these sales were re-deployed into the purchase of the 1999 Acquisitions into assets purchased subsequent to December 31, 1999 and to fund the development pipeline. The Company also recognized income from the sale of a mortgage and a gain on condemnation of a land parcel of $20.2 million.

                                                  Year Ended December 31,
                                        --------------------------------------
                                                                 Change
                                                            ------------------
                                         1999    1998          $           %
                                        -----   ------      -------      -----
Interest and Other Income               $ 6.0   $ 18.7      $ (12.7)     (67.9)%

Interest and other income decreased due to the reduction in interest income from mortgage loans made to SNI in relation to SNI's 1997 acquisition of non-core assets. The majority of these assets were disposed of during 1998. Additionally, interest earned decreased slightly due to lower cash balances year over year and from the reduction of mortgage interest income due to the payoff on a mortgage held by the Company, which was repaid by the borrower. Average cash balances for the year ended December 31, 1999 were $27.3 million as compared to $33.9 million in 1998.

                                               Year Ended December 31,
                                   ----------------------------------------------
                                                                     Change
                                                               ------------------
                                    1999          1998            $           %
                                   ------        ------        --------     -----
Property Operating Expenses
---------------------------

Rental Expenses                    $144.8        $124.8          $20.0      16.0%
Real Estate Taxes                    47.9          42.2            5.7      13.5
                                   ------        ------          -----      ----
                                   $192.7        $167.0          $25.7      15.4%
                                   ======        ======          =====      ====

                                             Year Ended December 31,
                                     -----------------------------------------
                                                                  Change
                                                            ------------------
                                      1999        1998         $          %
                                     ------      ------     -------     ------
Property Operating Expenses
---------------------------

1998 Core Portfolio                  $128.3      $121.7      $ 6.6         5.4%
1998 Acquisitions                      44.9        36.2        8.7        24.0
1999 Acquisitions                       2.7          --        2.7          --
Developments                           14.1         5.9        8.2       139.0
1999 Dispositions                       2.7         3.2       (0.5)      (15.6)
                                     ------      ------      -----       -----
                                     $192.7      $167.0      $25.7        15.4%
                                     ======      ======      =====       =====

Property Operating Expenses
as % of Rental Revenues                30.2%       30.8%
                                     ======      ======

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Company's portfolio of properties. The increased number of employees, as well as higher compensation costs were the principal drivers of the increase in rental expenses. The increases experienced are consistent with the increase in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following tables:

                                              Year Ended December 31,
                                    --------------------------------------------
                                                                 Change
                                                           -------------------
                                     1999        1998         $            %
                                    ------      ------     --------      -----
Net Operating Income
--------------------

1998 Core Portfolio                 $328.6      $302.7      $25.9          8.6%
1998 Acquisitions                     71.7        50.3       21.4         42.5
1999 Acquisitions                      5.4          --        5.4           --
Developments                          28.2         8.5       19.7        231.8
1999 Dispositions                     11.2        13.9       (2.7)       (19.4)
                                    ------      ------      -----        -----
                                    $445.1      $375.4      $69.7         18.6%
                                    ======      ======      =====        =====

For the year ended December 31, 1999, 74.1% of the Company's net operating income was generated by office properties as compared with 69.1% for 1998 (for further breakdown of rental revenue and net operating income at segment levels refer to Note 13 to the consolidated financial statements).

                                                   Year Ended December 31,
                                           --------------------------------------
                                                                     Change
                                                                -----------------
                                            1999     1998           $         %
                                           ------   -------     --------    -----
Other Expenses
--------------
  Interest Expense, including
    Amortization of Finance Costs          $120.7    $116.3       $ 4.4      3.8%

  Depreciation and Amortization Expense     111.4      94.5        16.9     17.9

  G & A Expenses                             23.5      19.3         4.2     21.8

  G & A Expenses as % of
    Rental Revenues                           3.7%      3.6%

    Capitalized Interest                   $ 21.0     $16.5

Interest expense increased due to a higher total average outstanding debt balance in 1999. This increase is the net effect of additions to interest expense from additional note offerings which occurred during 1999, offset by lower balances outstanding under the Facility, the payoff of the Bank Facility combined with an increase in interest capitalized in relation to the Developments that the Company had in process during the year. The average outstanding debt was $2.0 billion in 1999 and $1.8 billion in 1998.

Depreciation and amortization expenses increased by $16.9 million for 1999 as compared with 1998, due primarily to the 1999 and 1998 Acquisitions and the Developments.

General and administrative expenses increased by $4.2 million for 1999 as compared with 1998, primarily as a result of the increased number of employees, wage pressures experienced on the west coast. However, 1999 general and administrative expenses were consistent with 1998 levels on a percentage of revenue basis.

During 1999, the Company recorded gains on disposition of real estate of $58.5 million. The gain includes $5.2 million of gain recognized on a mortgage held by the Company, which was repaid by the borrower, a $4.7 million condemnation gain and $48.6 million on the disposition of fifteen properties and two land parcels.

                                                       Year Ended December 31,
                                               ---------------------------------------
                                                                          Change
                                                                   -------------------
                                                1999      1998        $           %
                                               ------    ------    -------      ------
Income from Operations before
Disposition of Real Estate and
Minority Interests                             $195.5    $163.9     $31.6       19.3%

The increase in income from operations before disposition of real estate and minority interests of $31.6 million for the year ended December 31, 1999 is principally due to rent increases in the 1998 Core Portfolio and the 1998 Acquisitions, the 1999 Acquisitions, and the Developments coming on line during the year.

Comparison of 1998 to 1997

The following comparison is of the Company's consolidated operations for the year ended December 31, 1998 to the year ended December 31, 1997 (amounts are presented in millions).

                                            Year Ended December 31,
                                 ----------------------------------------------
                                                                   Change
                                                            -------------------
                                  1998         1997            $            %
                                 ------       ------        -------       -----
Rental Revenues
---------------

1997 Core Portfolio              $217.6       $203.9         $ 13.7         6.7%
1997 Acquisitions                 209.5         91.9          117.6       128.0
1998 Acquisitions                  86.5            -           86.5           -
Developments                       26.3          8.7           17.6       202.3
1998 Dispositions                   2.5         17.1          (14.6)      (85.4)
                                 ------       ------         ------       -----
                                 $542.4       $321.6         $220.8        68.7%
                                 ======       ======         ======       =====

Rental revenues for 1998 increased by $220.8 million. Of this increase, $117.6 million was generated by the properties acquired during 1997 (the "1997 Acquisitions"), for which the Company recognized a full year's results in 1998 as compared to a partial year's results in the year of acquisition. $86.5 million was generated by the 1998 Acquisitions, which were acquired on various dates throughout 1998. $17.6 million is attributable to the Developments and $13.7 million is attributable to the 1997 Core Portfolio. The "1997 Core Portfolio" is defined as properties owned at January 1, 1997 and still owned at December 31, 1998. Increases in the 1997 Core Portfolio can be attributed to higher rents on rollovers, contractual rent increases and increased occupancy. The increases in rental revenue are partially offset by a decrease of $14.6 million attributable to the disposition of properties which were owned by the Company during the year ended December 31, 1997 (the "1998 Dispositions").

                                              Year Ended December 31,
                                       ---------------------------------------
                                                                  Change
                                                            ------------------
                                        1998    1997           $           %
                                       -----    -----       -------      -----
Interest and Other Income              $18.7    $9.7          $9.0       92.8%
                                       -----    -----       -------      -----

The increase in interest and other income is due to interest income from mortgage loans made to SNI in relation to SNI's acquisition of non-core assets. These assets have subsequently been sold. This increase is slightly offset by a decrease in interest earned on cash balances. Average cash balances for the year ended December 31, 1998 were $33.9 million compared to $56.4 million in 1997.

                                                Year Ended December 31,
                                         ---------------------------------------
                                                                  Change
                                                            --------------------
                                          1998      1997       $            %
                                         ------    ------   -------      ------
Property Operating Expenses
---------------------------

Rental Expenses                          $124.8    $ 66.7    $ 58.1        87.1%
Real Estate Taxes                          42.2      24.6      17.6        71.5%
                                         ------    ------    ------      ------
                                         $167.0    $ 91.3    $ 75.7        83.0%
                                         ======    ======    ======      ======

                                                Year Ended December 31,
                                         ---------------------------------------
                                                                  Change
                                                            --------------------
                                          1998      1997       $            %
                                         ------    ------   -------      ------
Property Operating Expenses
---------------------------

1997 Core Portfolio                      $ 56.0    $ 54.1    $ 1.90         3.5%
1997 Acquisitions                          66.3      30.4      35.9       118.1
1998 Acquisitions                          36.2        --      36.2          --
Developments                                7.8       2.2       5.6       254.5
1998 Dispositions                           0.7       4.6      (3.9)      (84.8)
                                         ------    ------    ------      ------
                                         $167.0    $ 91.3    $ 75.7        83.0%
                                         ======    ======    ======      ======

Property Operating Expenses
  as % of Rental Revenues                  30.8%    28.4%
                                         ======    =====

The overall increase in property operating expenses is primarily a result of the growth in the total square footage of the Company's portfolio of properties. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Company's portfolio. For the year ended December 31, 1998, 69.1% of the Company's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 60.1% for 1997.

                                                Year Ended December 31,
                                 --------------------------------------------------------
                                                                          Change
                                                                 ------------------------
Net Operating Income                1998            1997            $                %
--------------------             -------         -------         -------          -------
     1997 Core Portfolio         $ 161.6         $ 149.9         $  11.7              7.8%
     1997 Acquisitions             143.2            61.5            81.7            132.8
     1998 Acquisitions              50.3              --            50.3               --
     Developments                   18.5             6.5            12.0            184.6
     1998 Dispositions               1.8            12.4           (10.6)           (85.5)
                                 -------         -------         -------          -------
                                 $ 375.4         $ 230.3         $ 145.1             63.0%
                                 =======         =======         =======          =======


                                                         Year Ended December 31,
                                              ---------------------------------------------------
                                                                                     Change
                                                                             --------------------
                                                  1998           1997           $              %
                                              --------        -------        -------         ----
Other Expenses
--------------
  Interest Expense, including
     Amortization of Finance Costs            $  116.3        $  62.3        $  54.0         86.7%

     Depreciation and Amortization
      Expense                                     94.5           52.8           41.7         79.0

     G & A Expenses                               19.3           14.8            4.5         30.4

     G & A Expenses as % of
      Rental Revenues                              3.6%           4.6%

     Capitalized Interest                     $   16.5        $   6.3


The increase in interest expense of $54.0 million is due to increases in the total average outstanding debt balances. The average outstanding debt was $1.8 billion for 1998 and $936.0 million in 1997 and is consistent with the increase in the size of the Company's portfolio of properties.

Depreciation and amortization expenses increased by $41.7 million for 1998 as compared with 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

General and administrative expenses increased by $4.5 million for 1998 as compared with 1997, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 3.6% of rental revenues for 1998, as compared with 4.6% for 1997 reflecting economies of scale associated with the growth of the Company.

During 1998, the Company disposed of one retail property, two office properties, four industrial properties and two land parcels resulting in a gain of $20.1 million.

                                                         Year Ended December 31,
                                         --------------------------------------------------
                                                                              Change
                                                                       --------------------
                                             1998           1997          $              %
                                         --------       --------       -------         ----
Income from Operations before
  Disposition of Real Estate and
  Minority Interests                     $  163.9       $  110.1       $  53.8         48.9%

Income from Operations before disposition of real estate and minority interests increased by $53.8 million or 48.9%. The increase in income from operations before disposition of real estate and minority interests is principally due to the 1998 and 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

                                                                          Year Ended December 31,
                                                         -------------------------------------------------------
                                                           1999            1998          $Change         %Change
                                                         --------        --------        --------         ------
Cash Provided by Operating Activities                    $  315.4        $  294.2        $   21.2            7.2%
Cash Used for Investing Activities                         (205.8)         (786.7)          580.9           73.8
Cash (Used for) Provided by Financing Activities            (97.3)          474.8          (572.1)        (120.5)


The increase in cash provided by operating activities is primarily due to net income resulting from the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio partially offset by a decrease in accounts payable. The decrease in accounts payable is due to timing differences in the payment of accounts payable balances at the end of each comparable period. Cash used for investing activities was significantly lower due to the decrease in the number of acquisitions completed. Cash used for/provided by financing activities decreased by $572.1 million for 1999, as compared to the same period in 1998. The change is consistent with the Company's decreased investment activity and the Company's ability to fund part of its investment activity with the proceeds from asset dispositions. During 1999, cash provided by financing activities consisted primarily of $400.0 million in gross proceeds from the issuance of unsecured notes (see below). The increases were offset by the payment of $200.0 million on the Company's short-term bank facility (the "Bank Facility"), net payments of $37.0 million on the Facility, re-payment of $34.0 million in mortgage loans and principal payments of $8.9 million on mortgage loans. Additionally, re-payments of dividends and distributions increased by $23.0 million from $195.9 million in 1998 to $218.9 million for 1999. This increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common share and operating partnership unit distribution rate of $2.44 per share and unit for 1999 from $2.28 per share in 1998.

The principal sources of funding for acquisitions, development, expansion and renovation of properties and debt maturities are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. The Company believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 1999, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its Bank Facility provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

In February, March and April 1998, the Company placed 710,832 shares, 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Unit Investment Trusts along with other publicly traded REITs. Additionally, in July 1998, there was a private offering for 173,664 shares at $38.39. The net proceeds of these transactions of $96.3 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

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

In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Company. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100.0 million. Net proceeds of $96.4 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

In 1998, the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows: $150.0 million of 6.75% notes due January 15, 2008; $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.880% notes due April 30, 2007. Net proceeds of $299.1 million were used to repay borrowings on the unsecured line of credit and to fund the acquisition and development of properties.

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

In conjunction with the issuance of the May 1999 Notes, the Company hedged its exposure to pricing benchmarks so that the net cost to the Company was 6.74% for the 2004 notes and 7.18% for the 2009 notes. The Company was released from any further obligations under the hedge transaction upon issuance of the May 1999 Notes.

As of December 31, 1999, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates that vary from 6.65% to 8.0% and maturity dates that range from 2000 to 2027.

The Company has a $250.0 million Unsecured Line of Credit Facility with interest at London Interbank Offering Rate ("LIBOR") plus .80%. This Facility matures in August 2001, and has a competitive bid option that allows the Company to request bids from the lenders for advances up to $150.0 million. At December 31, 1999, the Company had $63.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the Facility concerning its indebtedness. During the quarter ended June 30, 1999 the Company paid down the Bank Facility which had an outstanding balance of $200.0 million. The Bank Facility carried interest at LIBOR plus 0.65% and was to mature in November 1999.

In addition to the unsecured debt securities and the Facility, the Company has $97.3 million of secured indebtedness (the "Mortgages") at December 31, 1999. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $10.2 million of assessment bonds outstanding as of December 31, 1999.

The Company has the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity to issue up to $413.5 million in debt securities.

FUNDS FROM OPERATIONS

The Company considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles, or GAAP, and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations do not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations, as disclosed by other REIT's may not be comparable to the Company's calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trusts, or NAREIT, revised definition of Funds from Operations, the Company calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company eliminates the effect of straight-lined rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of Series A Preferred Stock and all Operating

Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method.

The tables below set forth the Company's calculation of Funds from Operations for 1999 and 1998.

                                                                   STATEMENT OF FUNDS FROM OPERATIONS
                                                                          (amounts in thousands)
                                                                            1999 Quarter Ended
                                                            --------------------------------------------------     Year Ended
                                                            March 31,     June 30,    September 30,  December 31,  December 31,
                                                            ---------     ---------     ---------     ---------     ---------
Income from operations before disposition
  of property and minority interests:                       $  47,594     $  48,716     $  47,954     $  51,252     $ 195,516
Less:
  Dividends on Series B Preferred Stock                        (2,510)       (2,510)       (2,510)       (2,510)      (10,041)
  Dividends on Series C Preferred Stock                        (2,953)       (2,953)       (2,953)       (2,953)      (11,812)
  Dividends on Series E Preferred Stock                        (2,000)       (2,000)       (2,000)       (2,000)       (8,000)
  Distributions on Preferred Operating Partnership Units       (2,527)       (2,397)       (1,538)       (1,441)       (7,904)
                                                            ---------     ---------     ---------     ---------     ---------
    Income from Operations after Series B, C,
    and E dividends, and Preferred Operating
    Partnership Unit distributions                             37,604        38,856        38,953        42,348       157,759
Add:
  Depreciation and amortization                                25,102        26,727        28,981        29,191       110,003
  Other, net                                                       38           289           153           780         1,261
                                                            ---------     ---------     ---------     ---------     ---------
    Funds from Operations before Straight-line  rent           62,744        65,872        68,087        72,319       269,023
  Straight-line rent                                           (2,548)       (2,675)       (2,345)       (2,626)      (10,195)
                                                            ---------     ---------     ---------     ---------     ---------
Funds from Operations                                       $  60,196     $  63,197     $  65,742     $  69,693     $ 258,828
                                                            =========     =========     =========     =========     =========
Weighted average diluted share equivalents
  outstanding                                                  73,919        74,233        75,329        75,547        74,763
                                                            =========     =========     =========     =========     =========


                                                                    STATEMENT OF FUNDS FROM OPERATIONS
                                                                          (amounts in thousands)
                                                                             1998 Quarter Ended
                                                            ---------------------------------------------------   Year Ended
                                                            March 31,     June 30,    September 30,  December 31, December 31,
                                                            ---------     ---------     ---------     ---------     ---------
Income from operations before disposition
  of property and minority interests:                       $  37,943     $  40,630     $  43,262     $  42,088     $ 163,924
Less:
  Dividends on Series B Preferred Stock                        (2,510)       (2,510)       (2,510)       (2,510)      (10,041)
  Dividends on Series C Preferred Stock                        (2,953)       (2,953)       (2,953)       (2,953)      (11,813)
  Dividends on Series E Preferred Stock                             -          (600)       (2,000)       (2,000)       (4,600)
  Distributions on Preferred Operating Partnership Units       (1,266)       (2,223)       (2,527)       (2,527)       (8,542)
                                                            ---------     ---------     ---------     ---------     ---------
    Income from Operations after Series B, C,
    and E dividends, and Preferred Operating
    Partnership Unit distributions                             31,214        32,344        33,272        32,098       128,928
Add:
  Depreciation and amortization                                19,366        22,404        23,924        27,813        93,512
  Other, net                                                      (14)          (14)          105            36           112
                                                            ---------     ---------     ---------     ---------     ---------
  Funds from Operations before Straight-line  rent             50,566        54,734        57,301        59,947       222,552
  Straight-line rent                                           (1,640)       (1,508)       (2,408)       (1,932)       (7,488)
                                                            ---------     ---------     ---------     ---------     ---------
Funds from Operations                                       $  48,926     $  53,226     $  54,893     $  58,015     $ 215,064
                                                            =========     =========     =========     =========     =========
Weighted average diluted share equivalents
   outstanding                                                 69,795        72,883        73,639        73,733        72,528
                                                            =========     =========     =========     =========     =========


The sum of quarterly funds from operations data in 1999 and 1998 varies from the annual data due to rounding.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

The Company uses fixed and variable rate debt to finance its operations. The information below summarizes the Company's market risks associated with debt outstanding as of December 31, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                             2000           2001            2002           2003            2004         Thereafter        Total
                        ------------    ------------    ------------    ----------     ------------    ------------    ------------
Fixed Rate Debt         $      100.0    $      155.0    $      110.0    $         --   $      300.0    $    1,268.8    $    1,933.8
Average Interest Rate           6.65%           7.21%           6.95%             --           6.83%           7.29%           7.16%
Variable Rate Debt                --    $       63.0              --              --             --              --    $       63.0
Average Interest Rate             --            6.66%             --              --             --              --            6.66%


The variable rate debt represents 3.2% and the fixed rate debt represents 96.8% of all the debt outstanding.

The carrying amount of the Company's debt approximates fair value. The Company's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At December 31, 1999, the Company had no interest rate caps or swaps. In conjunction with the issuance of the May 1999 Notes, the Company hedged its exposure to pricing benchmarks so that the net cost to the Company was 6.74% for the 2004 notes and 7.18% for the 2009 Notes. The Company was released from any further obligations under the hedge upon issuance of the May 1999 Notes. All of the Company's debt is denominated in United States dollars. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                                    Page
(a)     1.    FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP,
              INDEPENDENT PUBLIC ACCOUNTANTS
              Report of Independent Public Accountants                               33
              Consolidated Financial Statements
              Balance Sheets:
                  Spieker Properties, Inc. Consolidated as of December 31, 1999
                  and 1998                                                           34
              Statements of Operations:
                  Spieker Properties, Inc. Consolidated for the years ended
                  December 31, 1999, December 31, 1998 and December 31, 1997         36
              Statements of Stockholders' Equity:
                  Spieker Properties, Inc. Consolidated for the years ended
                  December 31, 1999, December 31, 1998 and December 31, 1997         37
              Statements of Cash Flows:
                  Spieker Properties, Inc. Consolidated for the years ended
                  December 31, 1999 December 31, 1998 and December 31, 1997          38

              Notes to Consolidated Financial Statements                             39

        2.    FINANCIAL STATEMENTS SCHEDULES
              Schedule III- Real Estate and Accumulated Depreciation as of
              December 31, 1999                                                      53

              All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)           REPORTS ON FORM 8-K
              None.

(c)           EXHIBITS
              The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

           EXHIBITS (enclosed attachments are sequentially numbered)
  ----------------------------------------------------------------------------

                                                                                        Page No.
                                                                                        --------
3.1            Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1996)

3.2            Amended and Restated Bylaws of Spieker Properties, Inc.                    65

3.3            Articles Supplementary of Spieker Properties, Inc. for the Series
               A Preferred Stock (incorporated by reference to Exhibit 4.2 to
               Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31, 1994)

3.4            Articles Supplementary of Spieker Properties, Inc. for the Class
               B Common Stock (incorporated by reference to Exhibit 4.2 to
               Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31, 1995)

3.5            Articles Supplementary of Spieker Properties, Inc. for the Series
               B Preferred Stock (2)

3.6            Articles Supplementary of Spieker Properties, Inc. for the Class
               C Common Stock (2)

3.7            Articles Supplementary of Spieker Properties, Inc. for the Series
               C Preferred Stock (incorporated by reference to Exhibit 3.1 to
               Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

3.8            Articles Supplementary of Spieker Properties, Inc. for the Series
               D Preferred Stock (incorporated by reference to Exhibit 3.8
               Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

3.9            Articles Supplementary of Spieker Properties, Inc. for the Series
               E Preferred Stock (incorporated by reference to Exhibit 3.1 to
               Spieker Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10           Rights agreement, which includes as Exhibit A the Form of Rights
               Certificate and Election to Exercise and as Exhibit B the Form of
               Articles Supplementary (incorporated by reference to Exhibit 4 to
               Spieker Properties, Inc.'s Report on Form 8-K dated September 22,
               1998)

4.1            Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K
               (1)

4.2            Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, ( incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q
               Report for the quarter ended March 31, 1994)

4.4            Investor Rights Agreement relating to A Series Preferred Stock
               (incorporated by reference to Exhibit 4.3 to Spieker Properties,
               Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.5            Indenture dated as December 6, 1995, among Spieker Properties,
               L.P., Spieker Properties, Inc. and State Bank and Trust, as
               Trustee (2)

4.6            First Supplemental Indenture relating to the 2000 Notes, the 2000
               Note and Guarantee (2)

4.7            Second Supplemental Indenture relating to the 2001 Notes, the
               2001 Note and Guarantee (2)

4.8            Third Supplemental Indenture relating to the 2002 Notes, the 2002
               Note and Guarantee (2)

4.9            Fourth Supplemental Indenture relating to the 2004 Notes and the
               2004 Note (2)

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

4.12           Class C Common Stock Purchase Agreement (2)

4.13           Investor's Rights Agreement relating to Class C Common Stock (2)

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

--------

* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

           EXHIBITS (enclosed attachments are sequentially numbered)
  ----------------------------------------------------------------------------

4.16           Seventh Supplemental Indenture relating to the 7 7/8% Notes Due
               2016 (incorporated by reference to Exhibit 4.2 of Spieker
               Properties, Inc.'s Current Report on Form 8-K filed with the
               Commission on December 19, 1996)

4.17           Eighth Supplemental Indenture relating to the 7.125% Notes Due
               2009 (incorporated by reference to Exhibit 4.9 of Spieker
               Properties, Inc.'s Registration statement on Form S-3 (File No.
               333-35997))

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

4.23           Fourteenth Supplemental Indenture relating to the 6.88% Notes due
               2007 (incorporated by reference to Exhibit 4.15 Spieker Property
               Inc.'s Registration Statement on Form S-3 (File NO. 33-51269))

4.24           Fifteenth Supplemental Indenture relating to the 6.8% Notes due
               2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated May 11, 1999)

10.1           Second Amendment and Restated Agreement of Limited Partnership of
               Spieker Properties, L.P. (incorporated by reference to Exhibit
               10.1 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2           First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.2 Spieker Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997)

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

10.4* Form of Employment Agreement between the Company and each of Warren E. Spieker, Jr., John K. French, Bruce E. Hosford, and
               Dennis E. Singleton (1)

10.5*          Form of Spieker Merit Plan (1)

10.6*          Amended and Restated Spieker Properties, Inc. 1993 Stock
               Incentive Plan (incorporated by reference to Exhibit 4.3 to
               Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.7           Form to Indemnification Agreement between Spieker Properties,
               Inc. and its directors and officers (incorporated by reference to Exhibit 10.21 to Spieker Properties, Inc.'s Registration
               Statement on Form S-11 (File No. 33-67906))

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

10.12          Second Amendment to Second Amended and Restated Agreement of
               United Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 3.1 to Spieker Properties, L.P.'s Report on
               Form -Q/A for the quarterly period ended June 30, 1998)



--------

* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

           EXHIBITS (enclosed attachments are sequentially numbered)                    Page No.
  ----------------------------------------------------------------------------          --------
10.13          Third Amendment to Second Amended and Restated Agreement to
               Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.13 Spieker Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1998)

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 Spieker Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997)

23.1           Consent of Independent Public Accountants (filed herewith)                78

27.1           Article 5 Financial Data Schedule (Edgar Filing Only)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Spieker Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Francisco, California
January 31, 2000

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                             (dollars in thousands)

                                     ASSETS


                                                                              1999               1998
                                                                           -----------        -----------
INVESTMENTS  IN REAL ESTATE:
  Land, land improvements and leasehold interests                          $   816,136        $   770,670
  Buildings and improvements                                                 3,174,430          2,924,290
  Construction in progress                                                     180,407            255,710
                                                                           -----------        -----------
                                                                             4,170,973          3,950,670
  Less-accumulated depreciation                                               (316,240)          (240,778)
                                                                           -----------        -----------
                                                                             3,854,733          3,709,892
  Land held for investment                                                     125,356            131,530
  Investment in mortgages                                                       18,725             28,069
  Property held for disposition, net                                            89,220             72,537
                                                                           -----------        -----------

    Net investments in real estate                                           4,088,034          3,942,028


CASH AND CASH EQUIVALENTS                                                       17,114              4,916


ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts
  of $2,139 and $894 as of December 31, 1999 and 1998                            4,846              9,416


DEFERRED RENT RECEIVABLE                                                        22,911             12,746


RECEIVABLE FROM AFFILIATES                                                         144                183


DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $20,901 and $14,539 as of December 31, 1999 and 1998          59,655             44,607


FURNITURE, FIXTURES and EQUIPMENT, net of accumulated
  depreciation of $3,283 and $2,455 as of December 31, 1999 and 1998             5,107              4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                       50,091             17,616


INVESTMENTS IN AFFILIATES                                                       20,583             20,863
                                                                           -----------        -----------
                                                                           $ 4,268,485        $ 4,056,870
                                                                           ===========        ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31,1999 AND 1998
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                         1999               1998
                                                                                      -----------        -----------
DEBT:
  Unsecured notes                                                                     $ 1,836,500        $ 1,436,500
  Unsecured short-term borrowings                                                          63,012            300,000
  Mortgage loans                                                                           97,331            110,698
                                                                                      -----------        -----------
Total debt                                                                              1,996,843          1,847,198
                                                                                      -----------        -----------

ASSESSMENT BONDS PAYABLE                                                                   10,172             11,339
ACCOUNTS PAYABLE                                                                           13,548             24,938
ACCRUED REAL ESTATE TAXES                                                                   2,628              2,251
ACCRUED INTEREST                                                                           28,634             25,263
UNEARNED RENTAL INCOME                                                                     33,244             22,635
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                        46,977             44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                                                     76,192             56,704
                                                                                      -----------        -----------
    Total liabilities                                                                   2,208,238          2,035,056
                                                                                      -----------        -----------

MINORITY INTERESTS                                                                        266,802            298,352

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
 Series A Preferred Stock: convertible, cumulative, $.0001 par value, 1,000,000 shares authorized, issued and outstanding as of December 31, 1999 and 1998,
   $25,000 liquidation preference                                                          23,949             23,949
 Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and outstanding as of December 31, 1999
   and 1998, $106,250 liquidation preference                                              102,064            102,064
 Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000 shares authorized, issued and outstanding as of December 31, 1999, $150,000
   liquidation preference                                                                 145,959            145,959
 Series E Preferred Stock: cumulative, redeemable, $.0001 par value, 4,000,000
   shares authorized, issued and outstanding, $100,000 liquidation preference              96,401             96,401
 Common Stock: $.0001 par value, 660,500,000 shares authorized, 64,961,052 and
   61,916,459 shares issued and outstanding as of December 31, 1999 and 1998
   respectively                                                                                 6                  6
 Class C Common Stock: $.0001 par value, no shares issued and outstanding as of
   December 31, 1999 and 1,500,000 authorized, and 1,176,470 issued and
   outstanding as of December 31, 1998                                                         --                 --
 Excess Stock: $.0001 par value per share, 330,000,000 shares authorized, no
   shares issued or outstanding                                                                --                 --
 Additional paid-in capital                                                             1,400,550          1,359,946
 Deferred compensation                                                                     (6,347)            (4,863)
 Retained earnings                                                                         30,863                 --
                                                                                      -----------        -----------
    Total stockholders' equity                                                          1,793,445          1,723,462
                                                                                      -----------        -----------
                                                                                      $ 4,268,485        $ 4,056,870
                                                                                      ===========        ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999,1998 AND 1997
                (dollars in thousands, except per share amounts)



                                                                              Year Ended December 31,
                                                                   -------------------------------------------
                                                                     1999             1998             1997
                                                                   ---------        ---------        ---------
REVENUES:
  Rental income                                                    $ 637,844        $ 542,430        $ 321,609
  Interest and other income                                            5,985           18,667            9,704
                                                                   ---------        ---------        ---------
                                                                     643,829          561,097          331,313
OPERATING EXPENSES:
  Rental expenses                                                    144,826          124,847           66,654
  Real estate taxes                                                   47,920           42,196           24,644
  Interest expense, including amortization of financing costs        120,726          116,335           62,266
  Depreciation and amortization                                      111,370           94,512           52,779
  General and administrative expenses                                 23,471           19,283           14,836
                                                                   ---------        ---------        ---------
                                                                     448,313          397,173          221,179
                                                                   ---------        ---------        ---------

  Income from operations before disposition of real estate and
    minority interests                                               195,516          163,924          110,134
                                                                   ---------        ---------        ---------

GAIN ON DISPOSITION OF REAL ESTATE                                    58,454           22,015           20,252
                                                                   ---------        ---------        ---------
  Income from operations before minority interests                   253,970          185,939          130,386

MINORITY INTERESTS' SHARE OF  NET INCOME                             (33,819)         (26,274)         (15,382)
                                                                   ---------        ---------        ---------

  Net income                                                       $ 220,151        $ 159,665        $ 115,004
                                                                   ---------        ---------        ---------

PREFERRED DIVIDENDS:
  Series A Preferred Stock                                            (2,975)          (2,780)          (2,415)
  Series B Preferred Stock                                           (10,041)         (10,041)         (10,041)
  Series C Preferred Stock                                           (11,813)         (11,813)          (2,658)
  Series E Preferred Stock                                            (8,000)          (4,600)               -
                                                                   ---------        ---------        ---------
  Net income available to Common Stockholders                      $ 187,322        $ 130,431        $  99,890
                                                                   =========        =========        =========

INCOME PER SHARE OF COMMON STOCK:
  Net income-basic                                                 $    2.93        $    2.10        $    2.07
                                                                   =========        =========        =========
  Net income-diluted                                               $    2.89        $    2.07        $    2.04
                                                                   =========        =========        =========

DIVIDENDS PER SHARE:
  Series A Preferred Stock                                         $    2.98        $    2.80        $    2.41
                                                                   =========        =========        =========
  Series B Preferred Stock                                         $    2.36        $    2.36        $    2.36
                                                                   =========        =========        =========
  Series C Preferred Stock                                         $    1.97        $    1.97        $     .44
                                                                   =========        =========        =========
  Series E Preferred Stock                                         $    2.00        $    1.15        $       -
                                                                   =========        =========        =========
  Common stock, including Class B and Class C                      $    2.44        $    2.29        $    2.09
                                                                   =========        =========        =========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (dollars in thousands)

                                               Series A, B        Common        Class B           Class C          Common
                                                 C and E           Stock         Common            Common         Stock Par
                                             Preferred Stock       Shares      Stock Shares     Stock Shares        Value
                                             ---------------    -----------    ------------     ------------      -----------
BALANCE AT DECEMBER 31, 1996                    $   126,013      $31,821,861       2,000,000        1,176,470      $        3
 Conversion of Operating Partnership units
   -Employee Stock Incentive Pool                       --           14,984              --               --               --
 Conversion of Operating Partnership units
   to Common Stock                                      --          155,380              --               --               --
 Common Stock offerings                                 --       23,573,134              --               --                2
 Series C Preferred Stock offering
  (6,000,000 shares)                               145,959               --              --               --               --
 Restricted Stock grant                                 --           41,073              --               --               --
 Exercise of Stock options                              --          166,200              --               --               --
 Non-cash Compensation Merit Fund                       --               --              --               --               --
 Deferred compensation amortization                     --               --              --               --               --
 Allocation to minority interests                       --               --              --               --               --
 Dividends declared                                (15,114)              --              --               --               --
 Net Income                                         15,114               --              --               --               --
                                               -----------      -----------     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1997                       271,972       55,772,632       2,000,000        1,176,470                5
 Series E Preferred Stock offering
   (4,000,000 shares)                               96,401               --              --               --               --
 Conversion of Operating Partnership units              --          368,727              --               --               --
 Common Stock offerings                                 --        2,659,468              --               --                1
 Conversion of Class B Common Stock to
   Common Stock                                         --        2,531,640      (2,000,000)              --               --
 Common Stock issued for property                       --          165,985              --               --               --
 Allocation to minority interest                        --               --              --               --               --
 Restricted Stock grant                                 --          103,257              --               --               --
 Exercise of Stock options                              --          314,750              --               --               --
 Deferred compensation amortization                     --               --              --               --               --
 Dividends declared                                (29,234)              --              --               --               --
 Net Income                                         29,234               --              --               --               --
                                               -----------      -----------     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1998                       368,373       61,916,459              --        1,176,470                6
 Conversion of Operating Partnership units              --        1,645,299              --               --               --
 Conversion of Class C Common Stock
   to Common Stock                                      --        1,176,470              --       (1,176,470)              --
 Allocation to minority interests                       --               --              --               --               --
 Restricted Stock grant                                 --          100,559              --               --               --
 Exercise of Stock options                              --          122,265              --               --               --
 Deferred Compensation amortization                     --               --              --               --               --
 Dividends Declared                                (32,829)              --              --               --               --
 Net Income                                         32,829               --              --               --               --
                                               -----------      -----------     -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1999                   $   368,373       64,961,052              --               --      $         6
                                               ===========      ===========     ===========      ===========      ===========


                                             Additional
                                               Paid-in        Deferred          Retained
                                               Capital       Compensation        Earnings          Total
                                             -----------     ------------      -----------      -----------
BALANCE AT DECEMBER 31, 1996                  $  438,376      $      (464)     $        --      $   563,928
 Conversion of Operating Partnership units
   -Employee Stock Incentive Pool                    524               --               --              524
 Conversion of Operating Partnership units
   to Common Stock                                    --               --               --               --
 Common Stock offerings                          822,634               --               --          822,636
 Series C Preferred Stock offering
  (6,000,000 shares)                                  --               --               --          145,959
 Restricted Stock grant                            1,447           (1,447)              --               --
 Exercise of Stock options                         3,425               --               --            3,425
 Non-cash Compensation Merit Fund                    236               --               --              236
 Deferred compensation amortization                   60              533               --              593
 Allocation to minority interests                (42,855)              --               --          (42,855)
 Dividends declared                                 (618)              --          (99,890)        (115,622)
 Net Income                                           --               --           99,890          115,004
                                             -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1997                   1,223,229           (1,378)              --        1,493,828
 Series E Preferred Stock offering
   (4,000,000 shares)                                 --               --               --           96,401
 Conversion of Operating Partnership units        10,840               --               --           10,840
 Common Stock offerings                          102,390               --               --          102,391
 Conversion of Class B Common Stock to
   Common Stock                                       --               --               --               --
 Common Stock issued for property                  6,900               --               --            6,900
 Allocation to minority interests                 17,885               --               --           17,885
 Restricted Stock grant                            4,215           (4,215)              --               --
 Exercise of Stock options                         6,578               --               --            6,578
 Deferred compensation amortization                   --              730               --              730
 Dividends declared                              (12,091)              --         (130,431)        (171,756)
 Net Income                                           --               --          130,431          159,665
                                             -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1998                 $ 1,359,946           (4,863)              --        1,723,462
 Conversion of Operating Partnership units        60,499               --               --           60,499
 Conversion of Class C Common Stock
   to Common Stock                                    --               --               --               --
 Allocation to minority interest                 (26,165)              --               --          (26,165)
 Restricted Stock grant                            3,515           (3,515)              --               --
 Exercise of Stock options                         2,755               --               --            2,755
 Deferred Compensation amortization                   --            2,031               --            2,031
 Dividends Declared                                   --               --         (156,459)        (189,288)
 Net Income                                           --               --          187,322          220,151
                                             -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 1999                 $ 1,400,550      $    (6,347)     $    30,863      $ 1,793,445
                                             ===========      ===========      ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (dollars in thousands)



                                                                                       Year Ended December 31,
                                                                             -------------------------------------------------
                                                                                1999               1998               1997
                                                                             -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                  $   220,151        $   159,665        $   115,004
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                   111,370             94,512             52,779
 Amortization of discount and deferred financing costs                             2,292              2,283              1,426
 Loss from affiliate                                                                 280                190                 --
 Non-cash compensation                                                               983                 84                865
 Minority interests' share of net income                                          33,819             26,274             15,382
 Gain on disposition of real estate                                              (58,454)           (22,015)           (20,252)
 Increase in accounts receivable and other assets                                (14,340)           (15,077)           (11,935)
 Decrease (increase) in receivable from related parties                               39                111               (177)
 Decrease in assessment bonds payable                                             (1,268)            (1,012)            (1,070)
 Increase in accounts payable and other accrued expenses and
   liabilities                                                                    16,737             44,194             28,086
 Increase in accrued real estate taxes                                               377              1,248                272
 Increase in accrued interest                                                      3,371              3,722             11,070
                                                                             -----------        -----------        -----------
   Net cash provided by operating activities                                     315,357            294,179            191,450
                                                                             -----------        -----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES
 Additions to properties                                                        (359,827)        (1,141,633)        (1,483,866)
 Reductions (additions) to deposits on properties, net                           (26,000)            37,920            (31,473)
 Additions to investment in mortgages                                                 --            (11,610)          (257,294)
 Additions to investments in affiliates                                               --            (13,574)           (37,256)
 Additions to leasing costs                                                      (19,206)           (18,300)            (8,231)
 Proceeds from disposition of real estate                                        199,186             73,538            120,235
 Proceeds from investment in mortgages                                                --            257,142                 --
 Distributions from affiliates                                                        --             29,825                 --
                                                                             -----------        -----------        -----------
   Net cash used for investing activities                                       (205,847)          (786,692)        (1,697,885)
                                                                             -----------        -----------        -----------

CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from debt                                                              605,000          1,096,500          1,368,000
 Payments on debt                                                               (484,900)          (700,922)          (720,435)
 Payments of financing fees, net of hedging proceeds                              (1,311)            (3,395)           (12,026)
 Payments of dividends and distributions                                        (218,856)          (195,877)          (107,857)
 Proceeds from sale of Preferred Stock, net of issuance costs                         --             96,401            145,959
 Proceeds from sale of Common Stock, net of issuance costs                            --            102,391            822,636
 Proceeds from stock options exercised and partnership units sold                  2,755             79,703              3,450
                                                                             -----------        -----------        -----------
   Net cash (used for) provided by financing activities                          (97,312)           474,801          1,499,727
                                                                             -----------        -----------        -----------
   Net increase (decrease) in cash and cash equivalents                           12,198            (17,712)            (6,708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     4,916             22,628             29,336
                                                                             -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $    17,114        $     4,916        $    22,628
                                                                             ===========        ===========        ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                    (dollars in thousands, except share data)

1.      ORGANIZATION AND BASIS OF PRESENTATION

        Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offerings ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of December 31, 1999, the Company owned an approximate 88.0 percent general and limited partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company".

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation

        The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 1999 and 1998, and its consolidated results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997. The Company's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary of the Company) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

        Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments, which extend the economic useful life of assets, are capitalized.

        Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1999 and 1998, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1999 and 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

        The Company owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Company (see Note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1999, the estimated fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

        Construction in Progress

        Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

        Land Held for Investment

        The Company has costs related to land parcels that are either held for investment or are in the design and approval process. As of December 31, 1999, approximately $19,500 of construction in process is associated with these land parcels.

        Property Held for Disposition

        The Company includes in property held for disposition, certain properties that do not have a strategic fit in which management has decided to sell. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress plus any direct assessments less the accumulated depreciation.

        Cash and Cash Equivalents

        Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

        Deferred Financing and Leasing Costs

        Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease. Unamortized financing and leasing costs are charged to expense upon the early payment of financing or upon the early termination of the lease.

        Fair Value of Financial Instruments

        Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

        Minority Interests

        Minority interests in the Company consists of the limited partners' interest in the Operating Partnership of approximately 12.0% at December 31, 1999 and 12.4% at December 31, 1998.

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

        Net Income Per Share of Common Stock

        Per share amounts for the Company are computed using the weighted average common shares outstanding (including Class B and Class C Common Stock) during the period. The Class B Common Stock was converted into Common Stock during the third and fourth quarters of 1998. The Class C Common Stock was converted into Common Stock during the first quarter of 1999. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options. The basic and diluted weighted average common shares outstanding for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                 Basic Weighted Average       Diluted Weighted Average
                               Common Shares Outstanding     Common Shares Outstanding
                               -------------------------     -------------------------
Year ended:
  December 31, 1999                    63,984,711                    64,983,415
  December 31, 1998                    62,113,712                    62,877,995
  December 31, 1997                    48,207,141                    48,968,905


        Reclassifications

        Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.      ACQUISITIONS AND DISPOSITIONS

        The Company acquired the following properties (the "1999 Acquisitions") during the year ended December 31, 1999:

                                                                 Property     Total Rentable
Project Name                           Location                  Type (1)       Square Feet     Initial Cost (2)
------------                           --------                  --------       -----------     ----------------
Eastgate Office Park                   Bellevue, WA                  O             273,892         $ 40,392
First Financial Center                 Ontario, CA                   O              80,406            8,711
Governor Executive Center              San Diego, CA                 O              52,196            8,263
Lincoln Executive Center               Bellevue, WA                  O             280,696           53,298
Oakbrook Plaza                         Laguna Hills, CA              O             119,847           18,527

(1) "O" indicates office property.
(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

        During 1999, the Company acquired five land parcels, three are located in Northern California, one is in Southern California and one is in Oregon, totaling 60.0 acres at an initial cost of $48,800 to be used for future development.

        During the year ended December 31, 1998, the Company acquired 6,257,233 square feet of office and industrial property at an initial cost of $847,680 (the "1998 Acquisitions"). The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

        The Company disposed of the following properties (the "1999 Dispositions") during the year ended December 31, 1999:

                                                                                           Property            Total Rentable
Project Name                                       Location                                Type (1)              Square Feet
------------                                       --------                                --------              -----------
Biltmore Commerce Center                           Phoenix, AZ                                O                    262,875
Benicia Industrial Park                            Benicia, CA                                I                     43,776
Commerce Pointe                                    Ontario, CA                                I                    113,631
Coral Tree Commerce Center                         San Diego, CA                              I                    130,866
Everett 526                                        Everett, WA                                I                     97,523(2)
Everett Industrial Center                          Everett, WA                                I                    149,412(2)
Grandview Drive                                    South San Francisco, CA                    I                     36,400
Georgetown Center                                  Seattle, WA                                I                    130,151(2)
Millcreek Distribution Center                      Seattle, WA                                I                    226,840(2)
Progress Industrial Park                           San Diego, CA                              I                    123,275
Ryan Ranch Industrial                              Monterey, CA                               I                     26,500
West Valley Business Center                        Seattle, WA                                I                    152,610(2)
Woodinville Corporate Center II                    Woodinville, WA                            I                    331,580(2)
Valley Freeway Business Center                     Kent, WA                                   I                    133,215(2)
Valley Industrial Park                             Seattle, WA                                I                    955,089(2)
Ontario Commerce Land II                           Ontario, CA                                L                         --(3)
Overland Court Land                                Sacramento, CA                             L                         --(4)

(1) "O" indicates office property, "L" indicates land, and "I" indicates industrial properties.
(2) These properties represent the initial sale of approximately 3,600,000 square feet of the Seattle industrial portfolio.
(3)     Represents sale of approximately 13.6 acres of land.
(4)     Represents sale of approximately 1.7 acres of land.


        The aggregated disposition proceeds for land and properties were $184,788 for the year ended December 31, 1999. In addition to the disposition of land and properties there was $5,170 of proceeds recognized for a condemnation gain in the first quarter of 1999, and $15,031 on a mortgage held by the Company which was repaid by the borrower.

        The total cash proceeds , net of closing costs, received from the disposition of all the properties, land and mortgages was $199,186.

        During the year ended December 31, 1998, the Company disposed of one retail property, two office properties, four industrial properties, and two parcels of land for total proceeds of $75,357 (the "1998 Dispositions")

4.      TRANSACTIONS WITH AFFILIATES

        Revenues and Expenses

        The Company received $1,178 in 1999, $2,848 in 1998, and $919 in 1997, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of the Company, are partners in Spieker Partners.

        Receivable from Affiliates

        The $144 receivable from affiliates at December 31, 1999 and $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

        Investments in Mortgages

        Included in Investment in Mortgages are $18,725 at December 31, 1999 and $28,069 at December 31, 1998 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $1,369 is included in interest and other income for the year ended December 31, 1999 and $10,748 for the year ended December 31, 1998 in relation to these loans.

        Investments in Affiliate

        The investments in affiliates represents an investment in SNI. The Company owns 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Company owns 100% of the voting stock of SNI. At December 31, 1999 SNI owned 225,815 thousand square feet of office and industrial property located in California. In addition, SNI owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

        Summarized condensed financial information of SNI is presented as follows:

                                            December 31, 1999     December 31, 1998
                                            -----------------     -----------------
Balance Sheet:
  Investments in real estate, net               $18,208               $17,984
  Other assets                                    2,781                33,501
                                                -------               -------
                                                $20,989               $51,485
                                                =======               =======

  Mortgages and other                           $19,224               $19,219
  Shareholders' equity                            1,765                32,266
                                                -------               -------
                                                $20,989               $51,485
                                                =======               =======

                                                                Year Ended December 31,
                                                --------------------------------------------------------
                                                  1999                    1998                    1997
                                                --------                --------                --------
Results of Operations:
  Revenues                                      $  3,238                $ 20,688                $  6,703
  Interest expense                                (1,369)                (10,748)                 (3,108)
  Other expense                                   (1,849)                 (8,812)                 (3,684)
                                                --------                --------                --------
   Net Income Before Depreciation               $     20                $  1,128                $    (89)
                                                ========                ========                ========

        Additionally, investments in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates, LLC owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Company.

5.      PROPERTY HELD FOR DISPOSITION

        The Company continues to review its portfolio and its long-term strategy for properties. The Company will dispose of, over time, assets that do not have a strategic fit in the portfolio. Included in property held for disposition of $89,220 at December 31, 1999, are twelve properties. One office property and six industrial properties are located in the Pacific Northwest. One land parcel and one industrial property are located in Southern California. One land parcel and two industrial properties are located in Northern California. The divestitures of the properties held for disposition are subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. Property held for disposition at December 31, 1998, of

        $72,537 consisted of one office property in Arizona, four industrial properties located in Northern California, and six industrial properties and two land parcels in Southern California.

        The following summarizes the condensed results of operations of the properties held for disposition at December 31, 1999 for the years ended December 31, 1999, 1998 and 1997. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods presented may not be comparable.


                                          1999              1998              1997
                                        --------          --------          --------
Income                                  $ 15,360          $ 14,665          $  9,960
Property Operating Expenses (1)           (4,085)           (3,795)           (2,150)
                                        --------          --------          --------
     Net Operating Income               $ 11,275          $ 10,870          $  7,810
                                        ========          ========          ========

(1) Property Operating Expenses includes property related rental expenses and real estate taxes.

6.      DEBT

        As of December 31, 1999 and 1998, debt consists of the following:


                                                                                            1999              1998
                                                                                         ----------         ----------
Unsecured investment grade notes, varying fixed interest rates from 6.65% to
   8.00% payable semi-annually, due from 2000 to 2027                                    $1,836,500         $1,436,500
Unsecured short-term borrowings (see "Facility" below), due 2001                             63,012            300,000
Mortgage loans, varying interest rates from 7.00% to 9.88%, due 2001 to 2013 (1)             97,331            110,698
                                                                                         ----------         ----------
                                                                                         $1,996,843         $1,847,198
                                                                                         ==========         ==========

        (1) Mortgage loans generally require monthly principal and interest payments.

        The Company has a $250,000 Unsecured Line of Credit Facility (the "Facility"), which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate (LIBOR) plus 0.80%. The one-month LIBOR at December 31, 1999 was 6.66%. As of December 31, 1999, the amount drawn on the Facility was $63,012. During 1999, the Company paid down the short-term bank facility (the "Bank Facility") which had an outstanding balance of $200,000. The Bank Facility carried interest at LIBOR plus 0.65% and the maturity date was November 1999. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants of the Facility concerning its indebtedness. The mortgage loans are secured by deeds of trust on related properties. The gross book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1999 was $210,030 and $286,995 at December 31, 1998.

        The Company's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

        The Company capitalized interest of $21,034 for the year ended December 31, 1999, $16,482 in 1998 and $6,338 in 1997.

        Future Minimum Debt Schedule

        The scheduled future minimum debt payments of all debt outstanding including short-term borrowings as of December 31, 1999, are as follows:


                          Year              Amount
                       ----------         ----------
                          2000            $  116,605
                          2001               204,382
                          2002               111,669
                          2003                 1,823
                          2004               301,991
                       Thereafter          1,260,373
                                          ----------
                                          $1,996,843
                                          ==========


7.      LEASING ACTIVITY

        Future minimum rentals due under non-cancelable operating leases in effect at December 31, 1999 with tenants are as follows:

                          Year                   Amount
                                              ----------
                          2000                $  563,896
                          2001                   510,156
                          2002                   409,232
                          2003                   313,055
                          2004                   225,075
                       Thereafter                603,700
                                              ----------
                                              $2,625,114
                                              ==========


        In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $166,826 for the year ended December 31, 1999, $147,850 in 1998 and $83,170 in 1997. These amounts are included as rental revenue and rental expense in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were $380 for the year ended December 31, 1999, $528 for 1998 and $254 for 1997. Certain leases contain options to renew.

8.      DIVIDENDS AND DISTRIBUTIONS PAYABLE

        The dividends and distributions payable at December 31, 1999, and December 31, 1998, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders are as follows:

                                           December 31, 1999  December 31, 1998
                                           -----------------  -----------------
Shares of:
   Common Stock                                64,961,052         61,916,459
   Class C Common Stock                                --(1)       1,176,470
   Series A Preferred Stock                     1,000,000          1,000,000
   Series B Preferred Stock                     4,250,000          4,250,000
   Series C Preferred Stock                     6,000,000          6,000,000
   Series E Preferred Stock                     4,000,000          4,000,000
Units of:
   Minority Interest Holders                    8,822,915          8,902,915
   Minority Interest Holders-Preferred          1,500,000          3,221,831

(1) As of December 31, 1999, all shares had been converted into the Company's Common Stock.

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

        Taxable income allocable to the Company, excluding minority interests, was $196,800 for the year ended December 31, 1999, $149,600 for 1998 and $103,300 for 1997. The taxable income allocable to the preferred stockholders was $32,829 for the year ended December 31, 1999, $29,234 for 1998 and $13,144 for 1997.

        Differences between book and taxable income primarily result from timing differences. The timing differences include depreciation of tenant improvements, unearned rental income, non-cash compensation and certain property dispositions structured as tax-free exchanges.

        For the year ended December 31, 1999, approximately 2.87% of the dividends paid, represents a dividend taxable as a long-term capital gain and approximately 1.28% represents a dividend taxable as an Unrecaptured Section 1250 Gain.

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

        The Series B Preferred Stock dividends are paid quarterly in arrears at 9.45% of the initial liquidation preference per annum. The Series B Preferred Stock is redeemable on or after December 11, 2000 at the option of the Company in whole or in part at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks on parity with Company's Series A, Series C and Series E Preferred Stocks and ranks senior to the Company's Common Stock, Class B and Class C Common Stock.

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

        In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Company. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100,000. Net proceeds of $96,800 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

        Class C Common Stock

        During the year ended December 31, 1999 all shares of Class C Common Stock outstanding were converted to 1,176,470 shares of Common Stock.

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

        Stockholders Rights Agreement

        On September 30, 1998, the Company paid a dividend of one right for each outstanding share of Common Stock of the Company held of record at the close of business on September 30, 1998 or issued thereafter prior to the Separation Time, as defined in the Rights Agreement referred to below. The rights were issued pursuant to the Stockholders' Protection Rights Agreement, dated as of September 30, 1998 between the Company and the Bank of New York, as Rights Agent.

11.     EMPLOYMENT RETIREMENT AND STOCK PLANS

        Retirement Savings Plan

        Effective January 1, 1994, the Company adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company, which amounted to $840 for the year ended December 31, 1999, $597 for 1998 and $393 for 1997. In addition, the Company may make additional contributions at the discretion of management. Management authorized additional contributions of $853 for the year ended December 31, 1999, $582 for 1998 and $337 for 1997.

        Stock Incentive Plan

        The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance through other stock compensation plans of the Company. The strike price on the shares granted is equal to the market price of the Company's stock at the grant date. Shares granted under this plan vest over four or five years.

        Information relating to the employee Stock Incentive Plan from January 1, 1997 through December 31, 1999, is as follows:



                                                                  Weighted Average
                                                                   Option Price        Option Price
                                                    Options          Per Share           Per Share
                                                   ----------      ----------------     -----------
Shares under option at January 1, 1997              3,053,500            25.51          20.50-31.63
Granted                                             1,237,500            35.54          35-19-41.38
Exercised                                            (163,950)           20.62          20.50-29.25
Forfeited                                             (24,000)           24.88          20.50-29.25
                                                   ----------       ----------          -----------
Shares under option at December 31, 1997            4,103,050            28.95          20.50-35.19
Granted                                             1,405,000            38.73          34.63-38.75
Exercised                                            (300,750)           21.06          20.50-29.25
Forfeited                                            (119,800)           31.68          20.50-38.75
                                                   ----------       ----------          -----------
Shares under option at December 31, 1998            5,087,500            32.05          20.50-38.75
Granted                                               659,500            38.28          35.00-41.00
Exercised                                            (125,465)           23.87          20.50-35.19
Forfeited                                            (183,835)           36.54          35.19-38.81
                                                   ----------       ----------          -----------
Shares under option at December 31, 1999            5,437,700            32.89          20.50-41.00
Options exercisable at December 31, 1999            2,497,350            28.59          20.50-41.38
Shares available for grant at December 31,          1,088,941


        Directors Stock Option Plan

        On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to the Company's independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested. To date, 78,000 shares have been granted under the plan and 7,250 shares have been exercised.

        Stock Options

        The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income available to common stockholders would have been reduced by $2,761, $2,090 and $1,943 and pro forma basic and diluted earnings per share would have been reduced to $2.90, $2.85, and $2.08, and $2.05, $2.04 and $2.01, respectively, for the years ended December 31, 1999, 1998 and 1997.

        For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; dividend yield of 6.1% and 6.6%; expected volatility of 19.3% and 18.1%; expected lives of ten and six years; and risk-free interest rates of 5.8% and 4.6%.

        Restricted Stock

        Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of common stock of the Company pursuant to Restricted Stock Agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. For the year ended December 31, 1999, a total of 202,711 restricted shares have been issued.

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

        Lease Commitments

        The Company has entered into operating ground leases on certain land parcels with periods ranging from 16 to 88 years. Future minimum rental payments required under non-cancelable operating ground leases in effect at December 31, 1999 are as follows:


   Year                   Amount
                        ---------
   2000                 $   7,994
   2001                     8,000
   2002                     8,024
   2003                     8,041
   2004                     8,032
Thereafter                367,665
                        ---------
                        $ 407,756
                        =========


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

        General Uninsured Losses

        The Company carries commercial general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

        Certain of the properties are located in areas that are subject to earthquake activity; the Company has therefore obtained excess earthquake insurance for those properties in higher risk earthquake areas. In the event of an earthquake, the Company is insured for $300,000 of loss (less a deductible of 5% of total insured value per occurrence capped at $35,000), any losses in excess of $300,000 will be borne by the Company.

13.     SEGMENT INFORMATION

        The Company has four reportable segments: Pacific Northwest; North-East Bay/Sacramento, California; Silicon Valley and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties, which are leased to tenants, engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon the combined net operating income of the properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The revenue and net operating income for the regions is not comparable, given the differing mixes of properties within the regions.

        Significant information used by the Company in the reportable segments for the twelve months ended December 31, 1999, 1998 and 1997 is as follows:


                                         Pacific        North-East Bay/        Silicon          Southern
                                        Northwest        Sacramento, CA        Valley           California            Total
                                        ----------         ----------         ----------         ----------         ----------
1999 Revenue                            $  135,068         $  171,841         $  147,955         $  182,980         $  637,844
1998 Revenue                               117,920            139,126            127,756            157,628            542,430
1997 Revenue                                66,029            103,703             86,792             65,085            321,609

1999 Net Operating Income(1)                96,317            119,120            114,532            115,129            445,098
1998 Net Operating Income                   84,843             95,163             97,326             98,055            375,387
1997 Net Operating Income                   48,249             72,552             66,898             42,612            230,311

1999 Additions to properties(2)            102,985             91,362             70,963             95,992            361,302
1998 Additions to properties               131,707            204,129            387,085            495,941          1,218,862
1997 Additions to properties               505,943            715,651            124,338            454,411          1,800,343

1999 Deployable Assets(3)                  938,597          1,238,869            963,464          1,244,619          4,385,549
1998 Deployable Assets                     903,047          1,150,197            894,281          1,207,212          4,154,737
1997 Deployable Assets                     771,340            975,414            507,196            726,947          2,980,897

(1) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income on the accompanying consolidated statements of operations.

(2) Represents cost incurred during the year for land, building, building improvements, tenant improvements, leasing costs and other related real estate costs. Amounts are before divestiture of properties of $130,490 for the year ended December 31, 1999, $45,022 for 1998 and $102,537 for 1997.

(3) Calculated by taking Net investments in real estate amount, adding back the accumulated depreciation and deducting the investment in mortgages on the accompanying Consolidated Balance Sheets.


14.     SUPPLEMENTAL CASH FLOW INFORMATION



                                                                             Year Ended December 31,
                                                                     ------------------------------------------
                                                                       1999            1998              1997
                                                                     --------         --------         --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                             $136,033         $128,612         $ 56,108

SUPPLEMENTAL DISCLOSURE OF NON-CASH
TRANSACTIONS:
  Debt assumed in relation to property acquisitions                    29,475           19,394           63,940
  Minority interest capital recorded in relation to property
     acquisitions                                                          --           69,405           97,164
  Increase to land and assessment bond payable                            308            4,344            8,984
  Write-off of fully depreciated property                               5,824           11,027            3,179
  Write-off of fully depreciated furniture,
     fixtures and equipment                                               538              320               17
  Write-off of fully amortized deferred financing and
     leasing costs                                                      1,973            2,342            2,359
  Restricted Stock grants, net of amortization                          1,484               --               --
  Property acquired through the issuance of Common
     Stock                                                                 --            6,900               --

15.     QUARTERLY FINANCIAL DATA (unaudited)

        Summarized quarterly 1999 and 1998 data is as follows:


                                                                             Quarter Ended
                                                    -----------------------------------------------------------
1999                                                March 31,        June 30,      September 30,     December 31,        Total
                                                    --------         --------         --------         --------         --------
Revenues                                            $150,648         $158,733         $164,600         $169,848         $643,829
Income from operations before disposition
of real estate and minority interest                  47,594           48,716           47,954           51,252          195,516
Net Income available to Common Stockholders           36,836           37,509           39,004           73,976          187,322
Income per share of Common Stock                    $    .58         $    .59         $    .60         $   1.12         $   2.89


                                                                           Quarter Ended
                                                    -----------------------------------------------------------
1998                                                March 31,        June 30,      September 30,     December 31,        Total
                                                    --------         --------         --------         --------         --------
Revenues                                            $125,307         $138,616         $145,790         $151,383         $561,097
Income from operations before disposition
of real estate and minority interest                  37,943           40,630           43,262           42,088          163,924
Net Income available to Common Stockholders           35,069           33,789           29,786           31,788          130,431
Income per share of Common Stock                    $    .58         $    .53         $    .47         $    .50         $   2.07



        The sum of quarterly financial data in 1999 and 1998 varies from the annual data due to rounding.

16.     NEW ACCOUNTING PRONOUNCEMENT

        On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        Statement No. 133 may become effective for the Company beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement No. 133 to be material to the financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter 2000. Management does not expect the impact of SAB 101 to be material to the consolidated financial statements.

17.     SUBSEQUENT EVENTS (unaudited)

        Subsequent to December 31, 1999, the Company acquired two West Coast office properties totaling 335,000 square feet for a total investment of $74,500. These acquisitions were funded with a portion of the proceeds from the recent sale of the Company's $193,000 industrial portfolio in Seattle, Washington. To date the Company has closed on $156,000 of the multi-phased sale of its $193,000 industrial portfolio in Seattle.

        On March 8, 2000 the Company announced that the Board of Directors declared a dividend of $0.70 per share of Common Stock. The dividend will be paid on April 20, 2000, to shareholders of record as of March 31, 2000. This is equivalent to an annualized dividend of $2.80 per share and represents a 14.8 percent increase from the previous annualized dividend of $2.44.

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
       NORTH-EAST BAY/SACRAMENTO
10091  Terminal Street Warehouse        Sacramento, CA              --         198,113      1,184,102       383,628
10181  455 University Avenue            Sacramento, CA              --         993,704      1,511,113     1,075,709
10211  8880 Cal Center Drive            Sacramento, CA              --       3,804,401     10,148,482        80,306
10231  740 University Avenue            Sacramento, CA              --         261,250        798,220       153,210
10261  Front Street Warehouse           Sacramento, CA              --         294,674        607,467       231,819
10281  Gateway Oaks II                  Sacramento, CA              --       1,516,168      4,276,153     1,149,829
10291  Gateway Oaks I                   Sacramento, CA              --       2,938,968      9,892,545       651,390
10311  701 University Avenue            Sacramento, CA              --       1,055,714      3,252,825       903,284
10341  The Orchard                      Sacramento, CA              --       1,505,937      4,521,812     1,068,574
10351  555 University Avenue            Sacramento, CA              --       1,472,559      4,417,677       670,366
10361  575 University Avenue            Sacramento, CA              --              --        687,723       513,261
10362  601 University Avenue            Sacramento, CA              --       1,684,489      5,053,468       863,895
10381  Livermore Commerce Center        Livermore, CA               --       1,499,807      4,126,060       407,917
10391  655 University Avenue            Sacramento, CA              --       1,152,108      3,456,325       548,893
10401  Fairfield Business Center        Sacramento, CA              --         439,350      1,788,373     1,155,821
10481  Huntwood Business Park           Hayward, CA                 --         339,688      1,111,061       296,370
10491  Independent Road Warehouse       Oakland, CA                 --         293,743        875,262       498,251
10511  BayCenter Business Park Ph II    Hayward, CA                 --       1,625,067      4,307,152       553,817
10521  Keebler Warehouse                Hayward, CA                 --         605,637      1,676,194       174,395
10591  Dubuque Business Center          So. San Fran, CA            --       3,491,267      4,865,732     1,425,774
10601  Cabot Boulevard Warehouse        Hayward, CA                 --       1,559,831      4,560,064       568,669
10611  Benicia Commerce Center          Benicia, CA                 --         673,762      4,529,951        80,523
10621  Montgomery Ward                  Pleasant Hill, CA           --         717,750      3,489,402       248,953
10631  Eden Landing Business Center     Hayward, CA                 --       1,158,197      1,958,841            --
10641  The Good Guys Distrib. Ctr.      Hayward, CA                 --       4,936,467      9,293,846       502,573
10651  Fleetside Commerce Center        Benicia, CA                 --       1,080,303      2,955,837       182,488
10681  Point West III- River Park Dr.   Sacramento, CA              --       1,530,286      3,572,566       880,681
10691  Point West I - Response Road     Sacramento, CA              --       1,007,734      2,379,740       334,646
10711  Redwood Shores                   Redwood City, CA            --       3,766,122      4,687,615       635,673
10741  BayCenter Business Park Ph I     Hayward, CA                 --       1,500,000      4,105,976       363,526
10751  Point West Commercentre          Sacramento, CA              --       3,443,730      9,025,615     1,158,262
10821  732-834 Striker Avenue           Sacramento, CA              --       1,009,601      2,767,658       275,432
10891  Gateway Oaks III                 Sacramento, CA              --       1,151,181      3,344,582     1,036,882
10931  Northgate (Industrial Bldgs.)    Sacramento, CA              --       1,298,391      3,944,076       475,173
10941  Doolittle Business Center        San Leandro, CA             --         866,075      2,618,714       235,396
10951  Benicia Ind I (539 Stone)        Benicia, CA                 --         835,613      2,547,110       154,365
10952  Benicia Ind I (533/537 Stone)    Benicia, CA                 --         924,191      2,793,050        11,883
10953  Benicia Ind I (500/518 Stone)    Benicia, CA                 --         431,668      1,295,004        77,584
10954  Benicia Ind I (437 Industrial)   Benicia, CA                 --         745,177      3,097,032       387,315
10955  Benicia Ind I (360 Indust Ct)    Benicia, CA                 --         507,991      1,523,974        17,165
10956  Benicia Ind I (601 Stone)        Benicia, CA                 --         384,662      1,153,986            --
10957  Benicia Ind I (524 Stone)        Benicia, CA                 --         661,336      1,984,009        28,832
10961  Benicia Ind I (531 Getty Ct)     Benicia, CA                 --         497,934      1,493,802        17,061
10962  Benicia Ind I (535 Getty Ct)     Benicia, CA                 --         636,278      1,908,833        13,157
10971  Northgate (Office Building)      Foster City, CA             --         555,706      1,667,481        95,283
11021  Bayside Corporate Center         Foster City, CA             --       2,455,163      7,693,285       280,476
11041  Concord North Commerce Center    Concord, CA                 --       2,340,139      5,039,328     1,415,265
11051  3600 American River Drive        Sacramento, CA              --       1,059,222      4,274,450       567,841
11052  3610 American River Drive        Sacramento, CA              --         490,859      1,963,435       309,496
11053  3620 American River Drive        Sacramento, CA              --       1,033,387      4,133,548       294,600
11071  Benicia Ind II (521-531 Stone)   Benicia, CA                 --         774,812      2,765,041       620,757
11072  Benicia Ind II (Iowa/Stone)      Benicia, CA                 --         859,140      3,359,450       622,528


                                            Gross Amounts At Which Carried
                                                   At Close of Period
                                            -------------------------------------                    Date of      Depreciable
                                                        Building &                     Accumulated  Construction/   Lives
       Project                              Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                              ----       ------------       -----        ------------  --------       -------
       NORTH-EAST BAY/SACRAMENTO
10091  Terminal Street Warehouse           198,113       1,567,730       1,765,844         750,187    1975           3-40
10181  455 University Avenue               993,704       2,586,822       3,580,527         626,556    1987           3-40
10211  8880 Cal Center Drive             3,804,401      10,228,788      14,033,189       2,800,075    1989           3-40
10231  740 University Avenue               261,250         951,430       1,212,680         286,357    1987           3-40
10261  Front Street Warehouse              294,674         839,287       1,133,960              --    1988           3-40
10281  Gateway Oaks II                   1,516,168       5,425,982       6,942,150       1,132,550    1992           3-40
10291  Gateway Oaks I                    2,938,968      10,543,934      13,482,903       2,390,718    1990           3-40
10311  701 University Avenue             1,055,714       4,156,109       5,211,823         841,718    1991           3-40
10341  The Orchard                       1,505,937       5,590,386       7,096,323       1,331,572    1990           3-40
10351  555 University Avenue             1,472,559       5,088,043       6,560,602       1,261,556    1990           3-40
10361  575 University Avenue                    --       1,200,984       1,200,984         218,542    1990           3-40
10362  601 University Avenue             1,684,489       5,917,363       7,601,853       1,443,112    1990           3-40
10381  Livermore Commerce Center         1,499,807       4,533,976       6,033,783       1,196,580    1988           3-40
10391  655 University Avenue             1,152,108       4,005,218       5,157,326         978,850    1990           3-40
10401  Fairfield Business Center           439,350       2,944,194       3,383,544              --    1990           3-40
10481  Huntwood Business Park              339,688       1,407,431       1,747,119         657,841    1979           3-40
10491  Independent Road Warehouse          293,743       1,373,513       1,667,256         564,848    1972           3-40
10511  BayCenter Business Park Ph II     1,625,067       4,860,969       6,486,036       1,815,520    1984           3-40
10521  Keebler Warehouse                   605,637       1,850,589       2,456,226         613,261    1985           3-40
10591  Dubuque Business Center           3,491,267       6,291,506       9,782,773       1,630,620    1986           3-40
10601  Cabot Boulevard Warehouse         1,559,831       5,128,734       6,688,565       2,103,233    1988           3-40
10611  Benicia Commerce Center             673,762       4,610,474       5,284,236       1,206,644    1989           3-40
10621  Montgomery Ward                     717,750       3,738,355       4,456,105         971,531    1989           3-40
10631  Eden Landing Business Center      1,158,197       1,958,841       3,117,038         599,596    1990           3-40
10641  The Good Guys Distrib. Ctr.       4,936,467       9,796,419      14,732,885       1,839,689    1990           3-40
10651  Fleetside Commerce Center         1,080,303       3,138,325       4,218,628       1,016,860    1990           3-40
10681  Point West III- River Park Dr.    1,530,286       4,453,247       5,983,533         673,598    1994           3-40
10691  Point West I - Response Road      1,007,734       2,714,386       3,722,120         488,939    1994           3-40
10711  Redwood Shores                    3,766,122       5,323,288       9,089,410       1,285,310    1987           3-40
10741  BayCenter Business Park Ph I      1,500,000       4,469,502       5,969,502         617,258    1994           3-40
10751  Point West Commercentre           3,443,730      10,183,877      13,627,607       1,627,287    1995           3-40
10821  732-834 Striker Avenue            1,009,601       3,043,091       4,052,692         460,380    1995           3-40
10891  Gateway Oaks III                  1,151,181       4,381,464       5,532,646         756,276    1995           3-40
10931  Northgate (Industrial Bldgs.)     1,298,391       4,419,249       5,717,640         584,197    1995           3-40
10941  Doolittle Business Center           866,075       2,854,110       3,720,185         291,984    1996           3-40
10951  Benicia Ind I (539 Stone)           835,613       2,701,475       3,537,088         256,271    1996           3-40
10952  Benicia Ind I (533/537 Stone)       924,191       2,804,933       3,729,124         274,675    1996           3-40
10953  Benicia Ind I (500/518 Stone)       431,668       1,372,588       1,804,256         131,139    1996           3-40
10954  Benicia Ind I (437 Industrial)      745,177       3,484,346       4,229,523         342,844    1996           3-40
10955  Benicia Ind I (360 Indust Ct)       507,991       1,541,139       2,049,130         156,874    1996           3-40
10956  Benicia Ind I (601 Stone)           384,662       1,153,986       1,538,648         118,458    1996           3-40
10957  Benicia Ind I (524 Stone)           661,336       2,012,841       2,674,178         194,821    1996           3-40
10961  Benicia Ind I (531 Getty Ct)        497,934       1,510,862       2,008,796         161,109    1996           3-40
10962  Benicia Ind I (535 Getty Ct)        636,278       1,921,990       2,558,268         192,594    1996           3-40
10971  Northgate (Office Building)         555,706       1,762,764       2,318,470         193,641    1996           3-40
11021  Bayside Corporate Center          2,455,163       7,973,761      10,428,924         915,110    1996           3-40
11041  Concord North Commerce Center     2,340,139       6,454,593       8,794,732         918,144    1995           3-40
11051  3600 American River Drive         1,059,222       4,842,290       5,901,512         535,871    1995           3-40
11052  3610 American River Drive           490,859       2,272,932       2,763,790         270,862    1995           3-40
11053  3620 American River Drive         1,033,387       4,428,148       5,461,535         509,077    1995           3-40
11071  Benicia Ind II (521-531 Stone)      774,812       3,385,798       4,160,611         481,776    1996           3-40
11072  Benicia Ind II (Iowa/Stone)         859,140       3,981,977       4,841,118         404,956    1996           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
11073  Benicia Ind II (Iowa/Indiana)    Benicia, CA                 --       1,113,044      3,339,284       827,562
11074  Benicia Ind II(363 Industrial)   Benicia, CA                 --         891,542      2,674,143     1,069,786
11081  Benicia Ind Land (4.83 acres)    Benicia, CA                 --              --             --            --
11091  Benicia Ind Land (2.25 acres)    Benicia, CA                 --              --             --            --
11101  Benicia Ind Land (080-250-350)   Benicia, CA                 --         287,699             --        57,820
11111  Benicia Ind Land (080-040-69)    Benicia, CA                 --         252,839             --        88,621
11161  Port of Oakland                  Oakland, CA                 --       1,693,760      5,091,125       114,519
11241  Airport Service Center           San Jose, CA                --         668,283      2,013,558        44,192
11281  BayCenter Business Park Ph III   Hayward, CA                 --       1,248,216      3,804,797     1,550,042
11291  Riverside Business Center Sac    Sacramento, CA              --       1,471,099      4,425,208     2,101,061
11301  Fidelity Plaza                   Sacramento, CA              --       1,354,983      3,739,440       709,197
11331  Wood Island Office Complex       Larkspur, CA                --       3,796,146     10,143,999     1,171,351
11471  Emeryville Tower I               Emeryville, CA              --       4,255,014     17,020,647     5,289,374
11472  Emeryville Tower II              Emeryville, CA              --       5,178,975     20,716,620     5,294,612
11473  Emeryville Tower III             Emeryville, CA              --      13,556,596     54,227,878     3,545,774
11474  Baybridge Office Plaza           Emeryville, CA              --       1,467,077      5,870,708        90,608
11475  Christie Industrial Building     Emeryville, CA              --         451,156      1,354,069       119,367
11476  Chevy's Restaurant               Emeryville, CA              --         210,319        491,015        57,735
11477  Shellmound Industrial Bldg.      Emeryville, CA              --         225,341        676,376        96,314
11478  Tower I Parking Lot (H/C)        Emeryville, CA              --              --             --     1,228,864
11479  Emeryville Tower IV              Emeryville, CA              --       4,351,336      4,043,363       109,086
11511  555 Twin Dolphin Plaza           Redwood City, CA            --       8,181,629     35,193,266     1,509,294
11541  Fountaingrove Center             Santa Rosa, CA              --       4,391,945     11,960,753       836,959
11551  Seaport Distribution Center      W Sacramento, CA            --       1,180,994      4,350,334       462,170
11561  Sierra Point                     Brisbane, CA                --       2,429,943      8,222,689     1,749,412
11621  Point West Corporate Center I    Sacramento, CA              --       4,388,722     11,879,068     1,212,665
11651  Point West Corporate Center II   Sacramento, CA              --       1,000,000          4,023         1,350
11681  Lafayette Terrace                Lafayette, CA               --       2,037,282      5,525,912       128,354
11761  Huntwood Business Center         Hayward, CA                 --       2,929,335      8,839,070        28,929
11801  Gateway Oaks IV                  Sacramento, CA              --       1,180,174      7,580,784     2,016,503
11831  San Mateo BayCenter I            San Mateo, CA               --       2,464,154     10,422,627       261,036
11841  Treat Towers                     Walnut Creek, CA            --       4,089,868     51,627,302     3,530,714
11851  Johnson Ranch Corp Centre I      Roseville, CA               --       4,899,345     13,328,722       621,136
11852  Johnson Ranch Corp Centre II     Roseville, CA               --         808,265      3,860,867       836,840
12031  Roseville Corporate Center       Roseville, CA               --       1,563,207     10,245,823     2,406,847
12041  W. North Market                  Sacramento, CA              --       1,150,545      3,456,822       111,071
12051  Overland Court I                 W Sacramento, CA            --       1,098,823      2,600,442            --
12052  Overland Court II                W Sacramento, CA            --       1,898,609      4,671,029       420,650
12081  Vintage Park Office - Bldg. 1    Foster City, CA             --       2,819,393      7,143,194       105,880
12082  Vintage Park Office - Bldg. 2    Foster City, CA             --       2,247,790      5,691,142        28,067
12083  Vintage Park Office - Bldg. 3    Foster City, CA             --       2,071,388      5,018,257       390,472
12091  Vintage Park Industrial          Foster City, CA             --      25,531,280     70,993,759       405,386
12111  Douglas Corporate Center         Roseville, CA               --       1,645,319     10,987,967       873,688
12112  Douglas Corporate Center II      Roseville, CA               --       1,822,812        198,079       452,808
12121  San Mateo BayCenter II           San Mateo, CA       10,650,879       3,307,761     15,306,123       133,133
12161  Port Plaza Land                  W Sacramento, CA            --       1,853,178             --         4,224
12171  Concord N. Commerce Center II    Concord, CA                 --         912,711      2,218,895       652,162
12381  Hayward Business Park            Hayward, CA                 --       8,453,559     25,236,562     1,224,929
12401  Metro Center Tower               Foster City, CA             --              --     77,837,220       234,429
12402  Metro Center (919)               Foster City, CA             --              --     25,965,490        26,496
12403  Metro Center (989)               Foster City, CA             --              --     25,312,193        26,496
12404  Metro Center Retail              Foster City, CA             --              --      5,770,366        34,218
12421  Benicia Commerce Center II       Benicia, CA                 --       1,722,991      6,462,063       296,705


                                            Gross Amounts At Which Carried
                                                   At Close of Period
                                            -------------------------------------                    Date of      Depreciable
                                                        Building &                     Accumulated  Construction/   Lives
       Project                              Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                              ----       ------------       -----        ------------  --------       -------
11073  Benicia Ind II (Iowa/Indiana)     1,113,044       4,166,847       5,279,891         414,385    1996           3-40
11074  Benicia Ind II(363 Industrial)      891,542       3,743,929       4,635,471         353,134    1996           3-40
11081  Benicia Ind Land (4.83 acres)            --              --              --              --    1996           3-40
11091  Benicia Ind Land (2.25 acres)            --              --              --              --    1996           3-40
11101  Benicia Ind Land (080-250-350)      287,699          57,820         345,519              --    1996           3-40
11111  Benicia Ind Land (080-040-69)       252,839          88,621         341,460              --    1996           3-40
11161  Port of Oakland                   1,693,760       5,205,644       6,899,403         496,641    1996           3-40
11241  Airport Service Center              668,283       2,057,750       2,726,034         176,528    1996           3-40
11281  BayCenter Business Park Ph III    1,248,216       5,354,839       6,603,055         493,428    1996           3-40
11291  Riverside Business Center Sac     1,471,099       6,526,270       7,997,369         573,577    1996           3-40
11301  Fidelity Plaza                    1,354,983       4,448,637       5,803,620         479,137    1996           3-40
11331  Wood Island Office Complex        3,796,146      11,315,350      15,111,496         851,429    1996           3-40
11471  Emeryville Tower I                4,255,014      22,310,021      26,565,035       1,319,501    1997           3-40
11472  Emeryville Tower II               5,178,975      26,011,232      31,190,208       1,698,318    1997           3-40
11473  Emeryville Tower III             13,556,596      57,773,652      71,330,248       4,270,455    1997           3-40
11474  Baybridge Office Plaza            1,467,077       5,961,316       7,428,394         494,305    1997           3-40
11475  Christie Industrial Building        451,156       1,473,435       1,924,592         113,927    1997           3-40
11476  Chevy's Restaurant                  210,319         548,749         759,068          35,803    1997           3-40
11477  Shellmound Industrial Bldg.         225,341         772,690         998,031          56,395    1997           3-40
11478  Tower I Parking Lot (H/C)                --       1,228,864       1,228,864              --    1997           3-40
11479  Emeryville Tower IV               4,351,336       4,152,450       8,503,786              --    1997           3-40
11511  555 Twin Dolphin Plaza            8,181,629      36,702,560      44,884,189       2,472,554    1997           3-40
11541  Fountaingrove Center              4,391,945      12,797,712      17,189,657         947,011    1997           3-40
11551  Seaport Distribution Center       1,180,994       4,812,504       5,993,498         228,415    1997           3-40
11561  Sierra Point                      2,429,943       9,972,101      12,402,043         640,948    1997           3-40
11621  Point West Corporate Center I     4,388,722      13,091,732      17,480,454         983,252    1997           3-40
11651  Point West Corporate Center II    1,000,000           5,373       1,005,373              --    1997           3-40
11681  Lafayette Terrace                 2,037,282       5,654,266       7,691,548         350,169    1997           3-40
11761  Huntwood Business Center          2,929,335       8,867,999      11,797,334         535,967    1997           3-40
11801  Gateway Oaks IV                   1,180,174       9,597,288      10,777,461         466,800    1997           3-40
11831  San Mateo BayCenter I             2,464,154      10,683,663      13,147,818       3,824,626    1995           3-40
11841  Treat Towers                      4,089,868      55,158,016      59,247,884       1,217,593    1997           3-40
11851  Johnson Ranch Corp Centre I       4,899,345      13,949,858      18,849,204         889,070    1997           3-40
11852  Johnson Ranch Corp Centre II        808,265       4,697,706       5,505,971         127,979    1997           3-40
12031  Roseville Corporate Center        1,563,207      12,652,670      14,215,877         187,697    1997           3-40
12041  W. North Market                   1,150,545       3,567,893       4,718,438         182,697    1997           3-40
12051  Overland Court I                  1,098,823       2,600,442       3,699,265         135,060    1997           3-40
12052  Overland Court II                 1,898,609       5,091,679       6,990,289         243,108    1997           3-40
12081  Vintage Park Office - Bldg. 1     2,819,393       7,249,074      10,068,467         376,961    1997           3-40
12082  Vintage Park Office - Bldg. 2     2,247,790       5,719,209       7,966,999         296,511    1997           3-40
12083  Vintage Park Office - Bldg. 3     2,071,388       5,408,729       7,480,118         284,332    1997           3-40
12091  Vintage Park Industrial          25,531,280      71,399,146      96,930,426       3,713,807    1997           3-40
12111  Douglas Corporate Center          1,645,319      11,861,654      13,506,973         594,518    1997           3-40
12112  Douglas Corporate Center II       1,822,812         650,887       2,473,699              --    1997           3-40
12121  San Mateo BayCenter II            3,307,761      15,439,256      18,747,018       3,781,745    1997           3-40
12161  Port Plaza Land                   1,853,178           4,224       1,857,402              --    1997           3-40
12171  Concord N. Commerce Center II       912,711       2,871,058       3,783,768          82,051    1997           3-40
12381  Hayward Business Park             8,453,559      26,461,491      34,915,050       1,494,664    1998           3-40
12401  Metro Center Tower                       --      78,071,650      78,071,650       3,216,960    1998           3-40
12402  Metro Center (919)                       --      25,991,985      25,991,985       1,094,921    1998           3-40
12403  Metro Center (989)                       --      25,338,689      25,338,689       1,014,006    1998           3-40
12404  Metro Center Retail                      --       5,804,583       5,804,583         243,102    1998           3-40
12421  Benicia Commerce Center II        1,722,991       6,758,768       8,481,759         191,054    1998           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
12471  Enterprise Business Park I       W. Sacramento, CA           --       3,266,000      9,649,107        24,332
12472  Enterprise Business Park II      W. Sacramento, CA           --       1,701,619      5,104,857       145,836
12481  Commerce Park West I             W. Sacramento, CA           --       1,156,345      3,358,313       267,250
12482  Commerce Park West II            W. Sacramento, CA           --       1,170,230         13,084            --
12483  Commerce Park West III           W. Sacramento, CA           --         808,664         10,107            --
12491  Vasco Business Center            Livermore, CA               --       1,308,220      4,320,507     2,422,280
12521  Parkshore Plaza - Phase I        Folsom, CA                  --       1,578,273     10,353,400     2,928,954
12531  San Mateo BayCenter III          San Mateo, CA               --       3,214,450     12,853,512       237,052
12541  Skyway Landing                   San Carlos, CA              --      18,385,512     11,094,619            --
12561  Parkshore Plaza - Phase II       Folsom, CA                  --       1,634,925     13,414,430     3,114,120
12571  Airway Business Park             Livermore, CA               --       3,862,102      5,384,496        49,528
12601  TheTowers@ShoresCenter           Redwood Shores, CA  22,477,586      35,577,387      2,181,211            --
12621  Parkshore Plaza - Phase III      Folsom, CA                  --       2,940,116      1,402,596            --
                                                            ----------   -------------  ------------- -------------
                                                            33,128,465     283,223,644    877,168,359    78,477,254
                                                            ==========   =============  ============= =============

       SILICON VALLEY
10001  Santa Clara Office Center I      Santa Clara, CA      1,062,799         806,700      3,250,467       613,032
10011  Stender Way II                   Santa Clara, CA             --         410,687      1,717,408            --
10021  Santa Clara Office Center II     Santa Clara, CA             --         745,099      4,297,184       672,041
10022  Santa Clara Office Center II     Santa Clara, CA             --              --             --       168,769
10031  Gateway Office - Phase I         San Jose, CA                --       1,206,811     11,404,195     1,948,357
10032  Gateway Office - Phase I Pkg     San Jose, CA                --              --         53,241            --
10041  Scott Boulevard                  Santa Clara, CA             --         554,191      1,860,159       469,286
10051  Santa Clara Office Center III    Santa Clara, CA             --         457,272      3,461,470       419,895
10081  Gateway Office Phase II - A      San Jose, CA                --         480,385      6,852,031     2,673,779
10082  Gateway Office Phase II - B      San Jose, CA                --         337,128      5,133,951     2,095,959
10083  Gateway Office Phase II - C      San Jose, CA                --         419,107      7,558,654     1,941,246
10084  Gateway Office Phase II - HC     San Jose, CA                --              --             --            --
10085  Gateway Office Phase II          San Jose, CA                --       2,268,772      6,806,316        18,695
10101  Stender Way                      Santa Clara, CA             --         152,000        696,177            --
10111  2727 Augustine                   Santa Clara, CA             --         381,686      1,629,197            --
10121  Sunnyvale Business Center        Santa Clara, CA             --         241,207        804,608       457,497
10131  The Alameda                      San Jose, CA                --         966,236      4,854,382       237,955
10141  Creekside Phase I                San Jose, CA                --       5,626,480      5,617,095     1,294,214
10142  Creekside Phase II               San Jose, CA                --       5,338,940      4,640,485       814,726
10151  North First Office Center        San Jose, CA                --       6,961,583      6,689,305     1,426,893
10161  Cupertino Business Center        Cupertino, CA               --       4,069,866      4,549,676       167,710
10191  North American Van Lines         San Jose, CA                --       2,199,551      5,023,269        18,000
10241  2685 Augustine                   Santa Clara, CA      1,325,093         587,358      1,901,082       581,179
10242  2695 Augustine                   Santa Clara, CA             --         462,074      2,683,989       735,572
10251  Santa Clara Ofc Ctr IV Dennys    Santa Clara, CA             --         181,634        564,349            --
10271  Aspect Telecommunications        San Jose, CA                --       2,229,772      2,283,005       257,644
10301  Cadillac Court                   Milpitas, CA                --         959,042      1,494,977       349,387
10321  Ryan Ranch Office Ctr - A        Monterey, CA                --              --             --       335,656
10322  Ryan Ranch Office Ctr - B        Monterey, CA                --              --             --            --
10323  Ryan Ranch Office Ctr - C        Monterey, CA                --              --             --       151,482
10324  Ryan Ranch Office Ctr - Admin    Monterey, CA                --       1,048,740      3,955,342     1,044,615
10371  Fremont Bayside                  Fremont, CA          5,893,421       1,247,069      2,708,494       283,620
10421  Patrick Henry Drive              San Jose, CA                --         933,058      2,704,351     2,674,706
10431  COG Warehouse                    Milpitas, CA                --       2,616,039      1,911,130     1,082,839
10451  Okidata Distribution Center      Milpitas, CA                --       1,854,892      1,753,601       355,238
10461  Pro-Log                          Monterey, CA                --         780,000      1,149,758       341,136


                                               Gross Amounts At Which Carried
                                                      At Close of Period
                                               -------------------------------------                    Date of      Depreciable
                                                           Building &                     Accumulated  Construction/   Lives
       Project                                 Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                                 ----       ------------       -----        ------------  --------       -------
12471  Enterprise Business Park I           3,266,000       9,673,439      12,939,439         442,251    1998           3-40
12472  Enterprise Business Park II          1,701,619       5,250,692       6,952,311         233,973    1998           3-40
12481  Commerce Park West I                 1,156,345       3,625,563       4,781,908         153,923    1998           3-40
12482  Commerce Park West II                1,170,230          13,084       1,183,314              --    1998           3-40
12483  Commerce Park West III                 808,664          10,107         818,771              --    1998           3-40
12491  Vasco Business Center                1,308,220       6,742,787       8,051,007         300,256    1998           3-40
12521  Parkshore Plaza - Phase I            1,578,273      13,282,353      14,860,627         316,340    1998           3-40
12531  San Mateo BayCenter III              3,214,450      13,090,563      16,305,014         484,025    1998           3-40
12541  Skyway Landing                      18,385,512      11,094,619      29,480,131              --    1998           3-40
12561  Parkshore Plaza - Phase II           1,634,925      16,528,550      18,163,475         145,843    1998           3-40
12571  Airway Business Park                 3,862,102       5,434,024       9,296,126              --    1998           3-40
12601  TheTowers@ShoresCenter              35,577,387       2,181,211      37,758,597              --    1999           3-40
12621  Parkshore Plaza - Phase III          2,940,116       1,402,596       4,342,712              --    1999           3-40
                                        -------------   -------------   -------------   -------------
                                          283,223,644     955,645,613   1,238,869,257      84,842,613
                                        =============   =============   =============   =============

       SILICON VALLEY
10001  Santa Clara Office Center I            806,700       3,863,499       4,670,199       1,300,989    1977           3-40
10011  Stender Way II                         410,687       1,717,408       2,128,095         674,063    1978           3-40
10021  Santa Clara Office Center II           745,099       4,969,224       5,714,323       1,906,217    1980           3-40
10022  Santa Clara Office Center II                --         168,769         168,769          47,687    1980           3-40
10031  Gateway Office - Phase I             1,206,811      13,352,551      14,559,362       5,116,599    1981           3-40
10032  Gateway Office - Phase I Pkg                --          53,241          53,241              --    1981           3-40
10041  Scott Boulevard                        554,191       2,329,446       2,883,637         740,277    1976           3-40
10051  Santa Clara Office Center III          457,272       3,881,364       4,338,636       1,423,618    1981           3-40
10081  Gateway Office Phase II - A            480,385       9,525,810      10,006,195       4,088,708    1983           3-40
10082  Gateway Office Phase II - B            337,128       7,229,911       7,567,038       3,275,512    1983           3-40
10083  Gateway Office Phase II - C            419,107       9,499,900       9,919,006       3,772,758    1983           3-40
10084  Gateway Office Phase II - HC                --              --              --              --    1983           3-40
10085  Gateway Office Phase II              2,268,772       6,825,011       9,093,783       1,400,441    1983           3-40
10101  Stender Way                            152,000         696,177         848,177         326,853    1978           3-40
10111  2727 Augustine                         381,686       1,629,197       2,010,884       1,010,229    1975           3-40
10121  Sunnyvale Business Center              241,207       1,262,105       1,503,311         433,608    1987           3-40
10131  The Alameda                            966,236       5,092,337       6,058,572       1,803,324    1984           3-40
10141  Creekside Phase I                    5,626,480       6,911,309      12,537,789       2,378,141    1985           3-40
10142  Creekside Phase II                   5,338,940       5,455,211      10,794,151       1,666,330    1985           3-40
10151  North First Office Center            6,961,583       8,116,198      15,077,782       2,888,997    1985           3-40
10161  Cupertino Business Center            4,069,866       4,717,386       8,787,253       1,557,043    1985           3-40
10191  North American Van Lines             2,199,551       5,041,269       7,240,820       1,457,698    1988           3-40
10241  2685 Augustine                         587,358       2,482,261       3,069,619       1,200,768    1979           3-40
10242  2695 Augustine                         462,074       3,419,561       3,881,635       1,725,480    1989           3-40
10251  Santa Clara Ofc Ctr IV Dennys          181,634         564,349         745,983         163,349    1988           3-40
10271  Aspect Telecommunications            2,229,772       2,540,649       4,770,421         791,116    1988           3-40
10301  Cadillac Court                         959,042       1,844,364       2,803,406         428,577    1991           3-40
10321  Ryan Ranch Office Ctr - A                   --         335,656         335,656         157,101    1992           3-40
10322  Ryan Ranch Office Ctr - B                   --              --              --              --    1992           3-40
10323  Ryan Ranch Office Ctr - C                   --         151,482         151,482         126,235    1992           3-40
10324  Ryan Ranch Office Ctr - Admin        1,048,740       4,999,958       6,048,697       1,068,520    1992           3-40
10371  Fremont Bayside                      1,247,069       2,992,113       4,239,182         862,096    1990           3-40
10421  Patrick Henry Drive                    933,058       5,379,058       6,312,116       1,871,615    1991           3-40
10431  COG Warehouse                        2,616,039       2,993,969       5,610,008       1,020,069    1992           3-40
10451  Okidata Distribution Center          1,854,892       2,108,839       3,963,731         403,707    1993           3-40
10461  Pro-Log                                780,000       1,490,893       2,270,893         274,811    1993           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
10531  Fremont Commerce Center Ph III   Fremont, CA                 --         708,494      1,870,577       216,483
10541  Lockheed Building                Palo Alto, CA               --              --      6,264,357     2,862,702
10551  Xerox Campus                     Palo Alto, CA               --              --     29,360,411    14,427,212
10563  Foothill Research Ctr-4009       Palo Alto, CA               --              --             --     7,541,469
10565  Foothill Research Ctr-Common     Palo Alto, CA               --              --     30,819,577     5,544,055
10571  Montague Industrial Center       Palo Alto, CA               --       2,820,461      9,147,282       685,332
10661  Industrial Drive Warehouse       Fremont, CA          2,186,269       1,822,496      3,796,757       168,564
10671  2180 Sand Hill Road              Menlo Park, CA              --         466,525      1,283,016       510,122
10701  1900 McCarthy                    Milpitas, CA                --         845,039      4,219,348       560,699
10761  2905-2909 Stender                Santa Clara, CA             --         385,992      1,174,719       274,725
10781  Meier Central South - Bldg. 1    Santa Clara, CA             --         325,333      1,105,604        22,631
10782  Meier Central South - Bldg. 2    Santa Clara, CA             --         479,495      1,296,413        42,600
10783  Meier Central South - Bldg. 3    Santa Clara, CA             --         402,482      1,088,191        37,069
10784  Meier Central South - Bldg. 4    Santa Clara, CA             --         425,639      1,150,801        34,000
10785  Meier Central South - Bldg. 11   Santa Clara, CA             --         440,013      1,189,665            --
10786  Meier Central South - Bldg. 12   Santa Clara, CA             --         498,150      1,346,850       228,605
10791  Meier Mountain View - Bldg. 5    Santa Clara, CA        276,678         552,438      1,493,628        36,000
10792  Meier Mountain View - Bldg. 6    Santa Clara, CA             --         526,249      1,422,822            --
10793  Meier Mountain View - Bldg. 7    Santa Clara, CA             --         594,552      1,607,492       162,906
10794  Meier Mountain View - Bldg. 8    Santa Clara, CA             --         631,004      1,706,047            --
10795  Meier Mountain View - Bldg. 9    Santa Clara, CA             --         650,822      1,759,630        19,704
10796  Meier Mountain View - Bldg. 10   Santa Clara, CA             --         584,407      1,580,063        37,644
10797  Meier Mountain View - Bldg. 17   Santa Clara, CA             --         562,748      1,521,503            --
10798  Meier Mountain View - Bldg. 20   Santa Clara, CA             --       1,163,131      3,144,978        20,048
10801  Meier Central North - Bldg. 13   Santa Clara, CA             --         233,085        630,193            --
10802  Meier Central North - Bldg. 14   Santa Clara, CA             --         233,085        630,193            --
10803  Meier Central North - Bldg. 15   Santa Clara, CA             --         228,496        617,786        50,426
10804  Meier Central North - Bldg. 16   Santa Clara, CA             --         324,000        876,000            --
10805  Meier Central North - Bldg. 19   Santa Clara, CA             --         734,695      1,986,398            --
10811  Meier Sunnyvale - Bldg. 18       Santa Clara, CA             --         352,776        953,800            --
10851  Ryan Ranch Office - Phase II     Monterey, CA                --         565,580      2,012,002       257,912
10871  Walsh @ Lafayette Indust Park    Santa Clara, CA             --       3,359,291      7,788,617     1,382,535
10881  Ridder Park                      San Jose, CA                --       1,794,057      4,443,925     2,012,184
10901  Ryan Ranch - Lot 14B             Monterey, CA                --         311,835        746,295       260,181
10911  Cadillac Court II                Milpitas, CA                --         845,833      1,166,712       667,138
11031  Ryan Ranch Office II - Bldg. D   Monterey, CA                --         420,000      2,172,501       485,978
11151  2290 North First Street          San Jose, CA                --       1,222,335      4,963,553       621,965
11231  Charcot Business Center          San Jose, CA                --       2,988,923      9,140,711       365,216
11251  Dixon Landing North - Phase I    Milpitas, CA                --       3,014,782      5,414,490     2,578,317
11252  Dixon Landing North - Phase 2    Milpitas, CA                --       3,239,369      3,121,887     1,525,463
11261  Kifer Road Industrial Park       Sunnyvale, CA               --       3,530,775     11,072,470       106,852
11311  Central Park Plaza               Santa Clara, CA             --       9,492,940     25,257,704     1,984,275
11361  Ravendale at Central             Mountain View, CA           --       2,018,673      6,082,044        43,877
11521  Metro Plaza (Office)             San Jose, CA        24,214,128      14,036,475     56,402,244     1,411,105
11522  Metro Plaza (Retail)             San Jose, CA                --         752,657      3,011,222        88,396
11531  1740 Technology                  San Jose, CA        20,029,551       7,918,598     31,710,229     2,240,873
11661  Gateway Office Phase III - D     San Jose, CA                --              --     14,784,208     3,459,547
11662  Gateway Office Phase III - PS    San Jose, CA                --              --      6,994,064            --
11771  Fremont Commerce Center I        Fremont, CA                 --       3,040,601      9,276,540       142,080
11772  Fremont Commerce Center II       Fremont, CA                 --       1,275,000      3,856,826        43,862
11861  100 Moffett                      Mountain View, CA           --       1,140,758      3,129,014       890,458
11871  Oak Creek I                      Milpitas, CA                --         962,558      2,924,792        53,936
11872  Oak Creek II                     Milpitas, CA                --       1,078,081      3,274,337        91,276


                                            Gross Amounts At Which Carried
                                                   At Close of Period
                                            -------------------------------------                    Date of      Depreciable
                                                        Building &                     Accumulated  Construction/   Lives
       Project                              Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                              ----       ------------       -----        ------------  --------       -------
10531  Fremont Commerce Center Ph III      708,494       2,087,060       2,795,554         633,440    1993           3-40
10541  Lockheed Building                        --       9,127,059       9,127,059       2,464,658    1993           3-40
10551  Xerox Campus                             --      43,787,623      43,787,623      10,949,221    1993           3-40
10563  Foothill Research Ctr-4009               --       7,541,469       7,541,469       2,456,972    1993           3-40
10565  Foothill Research Ctr-Common             --      36,363,632      36,363,632      10,207,077    1993           3-40
10571  Montague Industrial Center        2,820,461       9,832,615      12,653,075       4,595,962    1993           3-40
10661  Industrial Drive Warehouse        1,822,496       3,965,320       5,787,817         728,643    1995           3-40
10671  2180 Sand Hill Road                 466,525       1,793,138       2,259,663         878,828    1973           3-40
10701  1900 McCarthy                       845,039       4,780,046       5,625,085         720,372    1994           3-40
10761  2905-2909 Stender                   385,992       1,449,444       1,835,437         293,519    1994           3-40
10781  Meier Central South - Bldg. 1       325,333       1,128,235       1,453,568         131,101    1995           3-40
10782  Meier Central South - Bldg. 2       479,495       1,339,013       1,818,508         163,953    1995           3-40
10783  Meier Central South - Bldg. 3       402,482       1,125,261       1,527,742         147,403    1995           3-40
10784  Meier Central South - Bldg. 4       425,639       1,184,801       1,610,440         165,689    1995           3-40
10785  Meier Central South - Bldg. 11      440,013       1,189,665       1,629,678         233,310    1995           3-40
10786  Meier Central South - Bldg. 12      498,150       1,575,455       2,073,605         168,187    1995           3-40
10791  Meier Mountain View - Bldg. 5       552,438       1,529,628       2,082,066         192,480    1995           3-40
10792  Meier Mountain View - Bldg. 6       526,249       1,422,822       1,949,071         171,925    1995           3-40
10793  Meier Mountain View - Bldg. 7       594,552       1,770,398       2,364,950         194,239    1995           3-40
10794  Meier Mountain View - Bldg. 8       631,004       1,706,047       2,337,050         206,148    1995           3-40
10795  Meier Mountain View - Bldg. 9       650,822       1,779,334       2,430,156         228,385    1995           3-40
10796  Meier Mountain View - Bldg. 10      584,407       1,617,707       2,202,115         197,198    1995           3-40
10797  Meier Mountain View - Bldg. 17      562,748       1,521,503       2,084,251         183,848    1995           3-40
10798  Meier Mountain View - Bldg. 20    1,163,131       3,165,026       4,328,158         382,664    1995           3-40
10801  Meier Central North - Bldg. 13      233,085         630,193         863,278          76,149    1995           3-40
10802  Meier Central North - Bldg. 14      233,085         630,193         863,278          76,149    1995           3-40
10803  Meier Central North - Bldg. 15      228,496         668,212         896,708          86,954    1995           3-40
10804  Meier Central North - Bldg. 16      324,000         876,000       1,200,000         105,850    1995           3-40
10805  Meier Central North - Bldg. 19      734,695       1,986,398       2,721,093         240,023    1995           3-40
10811  Meier Sunnyvale - Bldg. 18          352,776         953,800       1,306,576         115,251    1995           3-40
10851  Ryan Ranch Office - Phase II        565,580       2,269,914       2,835,494         354,503    1995           3-40
10871  Walsh @ Lafayette Indust Park     3,359,291       9,171,152      12,530,443       1,473,905    1995           3-40
10881  Ridder Park                       1,794,057       6,456,109       8,250,165         868,765    1995           3-40
10901  Ryan Ranch - Lot 14B                311,835       1,006,476       1,318,311         219,991    1995           3-40
10911  Cadillac Court II                   845,833       1,833,850       2,679,683         455,600    1995           3-40
11031  Ryan Ranch Office II - Bldg. D      420,000       2,658,479       3,078,479         424,248    1996           3-40
11151  2290 North First Street           1,222,335       5,585,517       6,807,852         571,502    1996           3-40
11231  Charcot Business Center           2,988,923       9,505,927      12,494,850         800,484    1996           3-40
11251  Dixon Landing North - Phase I     3,014,782       7,992,807      11,007,589         449,113    1996           3-40
11252  Dixon Landing North - Phase 2     3,239,369       4,647,350       7,886,719         461,819    1996           3-40
11261  Kifer Road Industrial Park        3,530,775      11,179,322      14,710,097         871,707    1996           3-40
11311  Central Park Plaza                9,492,940      27,241,979      36,734,918       2,159,194    1996           3-40
11361  Ravendale at Central              2,018,673       6,125,921       8,144,594         458,110    1996           3-40
11521  Metro Plaza (Office)             14,036,475      57,813,349      71,849,824       4,077,011    1997           3-40
11522  Metro Plaza (Retail)                752,657       3,099,619       3,852,275         216,952    1997           3-40
11531  1740 Technology                   7,918,598      33,951,102      41,869,700       2,487,666    1997           3-40
11661  Gateway Office Phase III - D             --      18,243,755      18,243,755         775,470    1997           3-40
11662  Gateway Office Phase III - PS            --       6,994,064       6,994,064         185,692    1997           3-40
11771  Fremont Commerce Center I         3,040,601       9,418,621      12,459,222         569,395    1997           3-40
11772  Fremont Commerce Center II        1,275,000       3,900,688       5,175,688         233,182    1997           3-40
11861  100 Moffett                       1,140,758       4,019,472       5,160,230         227,030    1997           3-40
11871  Oak Creek I                         962,558       2,978,728       3,941,286         152,538    1997           3-40
11872  Oak Creek II                      1,078,081       3,365,613       4,443,694         172,637    1997           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
11881  Milmont R&D                      Fremont, CA                 --       1,806,606      5,433,395            --
11891  Kato R&D                         Fremont, CA                 --       2,002,504      6,101,872            --
11911  California Circle II             Milpitas, CA                --       2,555,551      7,911,555        28,473
12011  Borregas Avenue                  Sunnyvale, CA               --         780,376      2,417,727       115,946
12101  Ryan Ranch Oaks I                Monterey, CA                --         743,333      3,536,136       520,577
12102  Ryan Ranch Oaks II               Monterey, CA                --         743,333        220,828            --
12191  Concourse I                      San Jose, CA                --       6,785,119     27,140,801     1,441,646
12192  Concourse II                     San Jose, CA                --       5,139,102     25,192,000       933,063
12193  Concourse III                    San Jose, CA                --       8,333,235     33,335,518       987,191
12194  Concourse IV                     San Jose, CA                --       8,426,150     33,707,177     1,033,222
12195  Concourse V                      San Jose, CA                --       8,046,318     15,546,395        61,358
12196  Concourse VI                     San Jose, CA                --       8,046,318     17,085,231            --
12197  Concourse Garage I               San Jose, CA                --       4,023,110        160,220        48,461
12198  Concourse Garage II              San Jose, CA                --       2,011,604      7,256,776            --
12199  Concourse Retail                 San Jose, CA                --       1,158,817      1,162,279            --
12391  Skyport Plaza                    San Jose, CA                --       8,456,246     25,372,374            --
12392  Skyport Plaza Land               San Jose, CA                --      23,062,963      4,893,048            --
                                                 Other              --         287,045        695,277       566,261
                                                            ----------   -------------  ------------- -------------
                                                            54,987,939     218,931,837    660,968,444    83,563,746
                                                            ==========   =============  ============= =============
       SOUTHERN CALIFORNIA
10071  Airport Commerce Center          Bakersfield, CA             --         893,648      2,744,526       509,579
10981  La Jolla Centre II               San Diego, CA               --       3,252,653     13,070,059     1,014,343
10991  One Pacific Heights              San Diego, CA               --       3,089,433      8,365,526       260,646
11001  Carlsbad Airport Plaza           Carlsbad, CA                --       1,532,406      4,609,834       220,887
11011  Pacific Point                    San Diego, CA               --       3,111,202      9,333,605        88,839
11061  Inwood Park                      Irvine, CA                  --       1,517,776      8,964,270       805,371
11062  Inwood Park II                   Irvine, CA                  --         714,993        564,156            --
11141  Carmel Valley Centre I           San Diego, CA               --       1,406,969      5,685,484       560,676
11142  Carmel Valley Centre II          San Diego, CA               --       1,385,190      5,557,998       316,065
11171  Dove Street                      Newport Beach, CA           --       1,569,792      6,313,218       627,085
11191  Stadium Plaza (Multi-Tenant)     Anaheim, CA                 --       1,873,119      7,528,919       664,271
11201  Stadium Plaza (Free Standing)    Anaheim, CA                 --       7,261,847     21,906,189     1,685,217
11211  Sorrento Vista                   San Diego, CA               --       2,745,889      6,190,718       854,137
11221  Fairchild Corporate Center       Irvine, CA                  --       2,011,443      8,094,547       808,827
11271  One Pacific Plaza (Office)       Huntington Beach, CA        --       1,610,777      6,484,450     1,000,855
11272  One Pacific Plaza (Retail)       Huntington Beach, CA        --         410,194      1,642,540         3,651
11321  Corona Corporate Center          Corona, CA                  --         743,147      3,009,125        22,708
11341  One Lakeshore Centre             Ontario, CA                 --       3,899,948     15,441,528       439,188
11351  Pacific View Plaza               San Diego, CA               --       1,404,336      3,823,864       381,399
11371  Centerpark Plaza One             San Diego, CA               --       1,367,014      5,515,305       372,932
11381  La Place Court                   Carlsbad, CA                --       1,467,057      5,910,944       565,652
11391  Carmel View Office Plaza         San Diego, CA               --       1,426,649      5,747,218       466,991
11401  The City - 500 City Parkway      Orange, CA                  --         827,126      3,322,703     1,129,396
11402  The City - 505 City Parkway      Orange, CA                  --       2,275,956      9,153,959       471,068
11403  The City - 600 City Parkway      Orange, CA                  --       2,483,655      9,983,812     2,411,337
11421  Centerpark Plaza Two (Ind)       San Diego, CA               --       1,340,092      4,163,060       262,718
11431  Centerpark Plaza Two (Office)    San Diego, CA               --         882,852      3,560,615       142,938
11451  Camino West                      Carlsbad, CA                --         980,334      3,945,707       100,474
11461  Western Metal Lath               Riverside, CA               --       1,383,776      4,973,535            --
11481  Brea Park Centre - Bldg A        Brea, CA                    --       1,010,580      2,751,901       370,128
11482  Brea Park Centre - Bldg. B       Brea, CA                    --       1,894,490      5,127,552       561,361

                                               Gross Amounts At Which Carried
                                                      At Close of Period
                                               -------------------------------------                    Date of      Depreciable
                                                           Building &                     Accumulated  Construction/   Lives
       Project                                 Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                                 ----       ------------       -----        ------------  --------       -------
11881  Milmont R&D                          1,806,606       5,433,395       7,240,000         282,634    1997           3-40
11891  Kato R&D                             2,002,504       6,101,872       8,104,377         315,319    1997           3-40
11911  California Circle II                 2,555,551       7,940,028      10,495,579         422,659    1997           3-40
12011  Borregas Avenue                        780,376       2,533,673       3,314,049         138,391    1997           3-40
12101  Ryan Ranch Oaks I                      743,333       4,056,713       4,800,046         174,225    1997           3-40
12102  Ryan Ranch Oaks II                     743,333         220,828         964,161              --    1997           3-40
12191  Concourse I                          6,785,119      28,582,446      35,367,566       1,398,318    1998           3-40
12192  Concourse II                         5,139,102      26,125,063      31,264,165       1,302,094    1998           3-40
12193  Concourse III                        8,333,235      34,322,708      42,655,944       1,728,860    1998           3-40
12194  Concourse IV                         8,426,150      34,740,399      43,166,549       1,773,567    1998           3-40
12195  Concourse V                          8,046,318      15,607,753      23,654,071         129,117    1998           3-40
12196  Concourse VI                         8,046,318      17,085,231      25,131,549          18,178    1998           3-40
12197  Concourse Garage I                   4,023,110         208,681       4,231,791           4,006    1998           3-40
12198  Concourse Garage II                  2,011,604       7,256,776       9,268,380          90,759    1998           3-40
12199  Concourse Retail                     1,158,817       1,162,279       2,321,096              --    1998           3-40
12391  Skyport Plaza                        8,456,246      25,372,374      33,828,620       1,215,678    1998           3-40
12392  Skyport Plaza Land                  23,062,963       4,893,048      27,956,011              --    1998           3-40
                                              287,045       1,261,538       1,548,583         298,402
                                        -------------   -------------   -------------   -------------
                                          218,931,837     744,532,191     963,464,027     112,716,859
                                        =============   =============   =============   =============
       SOUTHERN CALIFORNIA
10071  Airport Commerce Center                893,648       3,254,105       4,147,753       1,235,977    1982           3-40
10981  La Jolla Centre II                   3,252,653      14,084,402      17,337,054       1,585,803    1995           3-40
10991  One Pacific Heights                  3,089,433       8,626,172      11,715,605         895,245    1995           3-40
11001  Carlsbad Airport Plaza               1,532,406       4,830,721       6,363,127         528,193    1995           3-40
11011  Pacific Point                        3,111,202       9,422,444      12,533,646       1,001,647    1995           3-40
11061  Inwood Park                          1,517,776       9,769,641      11,287,418       1,107,470    1995           3-40
11062  Inwood Park II                         714,993         564,156       1,279,149              --    1995           3-40
11141  Carmel Valley Centre I               1,406,969       6,246,160       7,653,129         614,842    1996           3-40
11142  Carmel Valley Centre II              1,385,190       5,874,063       7,259,253         608,173    1996           3-40
11171  Dove Street                          1,569,792       6,940,303       8,510,095         597,762    1996           3-40
11191  Stadium Plaza (Multi-Tenant)         1,873,119       8,193,191      10,066,309         704,754    1996           3-40
11201  Stadium Plaza (Free Standing)        7,261,847      23,591,406      30,853,252       2,250,688    1996           3-40
11211  Sorrento Vista                       2,745,889       7,044,855       9,790,744         689,532    1996           3-40
11221  Fairchild Corporate Center           2,011,443       8,903,375      10,914,818         727,178    1996           3-40
11271  One Pacific Plaza (Office)           1,610,777       7,485,305       9,096,082         663,818    1996           3-40
11272  One Pacific Plaza (Retail)             410,194       1,646,191       2,056,385         129,939    1996           3-40
11321  Corona Corporate Center                743,147       3,031,834       3,774,981         224,833    1996           3-40
11341  One Lakeshore Centre                 3,899,948      15,880,717      19,780,664       1,335,507    1996           3-40
11351  Pacific View Plaza                   1,404,336       4,205,263       5,609,600         372,672    1996           3-40
11371  Centerpark Plaza One                 1,367,014       5,888,237       7,255,251         528,785    1997           3-40
11381  La Place Court                       1,467,057       6,476,596       7,943,654         570,800    1997           3-40
11391  Carmel View Office Plaza             1,426,649       6,214,209       7,640,858         453,652    1997           3-40
11401  The City - 500 City Parkway            827,126       4,452,099       5,279,225         333,814    1996           3-40
11402  The City - 505 City Parkway          2,275,956       9,625,026      11,900,982         819,893    1996           3-40
11403  The City - 600 City Parkway          2,483,655      12,395,148      14,878,803       1,413,763    1996           3-40
11421  Centerpark Plaza Two (Ind)           1,340,092       4,425,778       5,765,870         358,224    1997           3-40
11431  Centerpark Plaza Two (Office)          882,852       3,703,553       4,586,405         285,412    1997           3-40
11451  Camino West                            980,334       4,046,181       5,026,515         304,599    1997           3-40
11461  Western Metal Lath                   1,383,776       4,973,535       6,357,311              --    1997           3-40
11481  Brea Park Centre - Bldg A            1,010,580       3,122,029       4,132,609         300,764    1997           3-40
11482  Brea Park Centre - Bldg. B           1,894,490       5,688,914       7,583,404         562,198    1997           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
11483  Brea Park Centre - Bldg. C       Brea, CA                    --         620,267      1,681,852       100,515
11491  Bridge Pointe Corp. Centre I     La Jolla, CA                --       2,641,893     15,141,008     2,950,545
11492  Bridge Pointe Corp. Centre II    La Jolla, CA                --       2,641,893     11,844,473            --
11493  Bridge Pointe Corp. Centre III   La Jolla, CA                --         587,087        595,344            --
11501  The City - 3800 Chapman Blvd.    Orange County, CA           --       1,309,617      5,300,831     5,609,783
11571  Pasadena Financial               Pasadena, CA                --       5,353,401     21,466,845        71,481
11581  Century Square                   Pasadena, CA                --       8,318,792     33,360,239        46,702
11591  Brea Corporate Plaza             Brea, CA                    --       2,958,418      8,023,239       996,343
11641  McKesson Building                Pasadena, CA                --       5,159,033     13,979,316       153,768
11671  Arboretum Courtyard              Santa Monica, CA            --       5,718,678     24,851,070     1,032,046
11691  Brea Financial Commons (100)     Brea, CA                    --       2,844,943      7,691,884       391,747
11692  Brea Financial Commons (140)     Brea, CA                    --       2,409,582      6,514,795       134,670
11711  Sepulveda Center                 Los Angeles, CA             --       5,046,469     20,297,866       949,399
11721  Brea Corporate Place (135)       Brea, CA                    --         425,083     21,827,118       153,807
11722  Brea Corporate Place (145)       Brea, CA                    --         445,271     19,349,200       143,867
11741  BPA - Land Site B (150)          Brea, CA                    --       1,517,805          2,000        12,916
11742  BPA - Land Sites G & H           Brea, CA                    --              --        652,550        69,502
11743  BPA - Land Site J                Brea, CA                    --              --         25,237            --
11744  BPA - Land Sites L & M           Brea, CA                    --              --        108,184        22,316
11781  790 Colorado                     Pasadena, CA                --       3,868,533     15,557,914       235,195
11791  Tower Seventeen                  Irvine, CA                  --       4,006,406     36,233,312     1,373,094
11811  Nobel Corporate Plaza            San Diego, CA               --       4,511,165     12,269,908       432,801
11821  Pacific Ridge Corporate Centre   Carlsbad, CA                --       3,873,656     10,565,524     1,685,494
11921  East Hills Office Park           Anaheim, CA                 --       2,166,615      5,876,550     1,570,590
11931  Stadium Towers Plaza             Anaheim, CA                 --       3,910,743     35,196,106       598,689
11932  Stadium Towers - Retail          Anaheim, CA                 --         867,429             --       349,600
11934  Stadium Towers Vacant Retail     Anaheim, CA                 --         409,368             --            --
11941  Pacific Corporate Park           San Diego, CA               --       2,757,590      8,298,808       177,186
11951  Sorrento Tech I, II & III        San Diego, CA               --       2,686,323      7,285,739        32,645
11961  Westridge I                      San Diego, CA               --       1,712,464      4,652,442            --
11971  Centerpointe Irvine I            Irvine, CA                  --       1,292,562      3,512,219       128,350
11973  Centerpointe Irvine III          Irvine, CA                  --              --             --        11,121
12061  Park Plaza                       San Diego, CA               --       2,550,500      6,916,063       401,503
12071  La Jolla Centre I                La Jolla, CA                --       2,958,803     26,758,880       672,347
12131  Stadium Towers II (Land)         Anaheim, CA                 --       2,087,266      1,340,459            --
12132  Stadium Towers II - PS2          Anaheim, CA                 --         288,000             --            --
12141  East Hills Land                  Anaheim, CA                 --       1,720,330         11,294            --
12151  Commerce Pointe Land             Ontario, CA                 --              --             --            --
12181  11999 San Vicente                Los Angeles, CA             --       3,391,136      9,200,378       537,378
12251  City Tower                       Orange, CA                  --       6,617,782     59,562,582     1,744,508
12261  City Plaza                       Orange, CA                  --       5,526,355     22,105,420     9,930,708
12271  Marina Business Center Bldg 1    Marina Del Rey, CA          --       7,731,927     20,904,840       492,051
12281  Marina Business Center Bldg 2    Marina Del Rey, CA          --              --             --       112,081
12282  Marina Business Center Bldg 3    Marina Del Rey, CA          --              --             --       412,065
12283  Marina Business Center Bldg 4    Marina Del Rey, CA          --              --             --        60,823
12291  Cerritos Towne Center I          Cerritos, CA                --              --      6,535,981       359,315
12292  Cerritos Towne Center II         Cerritos, CA                --              --     18,023,008       696,719
12293  Cerritos Towne Center III        Cerritos, CA                --              --     18,161,432       591,816
12294  Cerritos Towne Center IV         Cerritos, CA                --              --     11,486,424         5,603
12295  Cerritos Towne Center V          Cerritos, CA                --              --      5,097,491     1,499,362
12296  Cerritos Towne Center Admin      Cerritos, CA                --              --             --         1,578
12331  2600 Michelson                   Irvine, CA                  --       5,800,810     52,213,830     1,702,027
12341  18581 Teller                     Irvine, CA                  --       1,764,831      4,771,580       326,564


                                            Gross Amounts At Which Carried
                                                   At Close of Period
                                            -------------------------------------                    Date of      Depreciable
                                                        Building &                     Accumulated  Construction/   Lives
       Project                              Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                              ----       ------------       -----        ------------  --------       -------
11483  Brea Park Centre - Bldg. C          620,267       1,782,368       2,402,635          97,761    1997           3-40
11491  Bridge Pointe Corp. Centre I      2,641,893      18,091,552      20,733,445         311,348    1997           3-40
11492  Bridge Pointe Corp. Centre II     2,641,893      11,844,473      14,486,365              --    1997           3-40
11493  Bridge Pointe Corp. Centre III      587,087         595,344       1,182,431              --    1997           3-40
11501  The City - 3800 Chapman Blvd.     1,309,617      10,910,614      12,220,231       1,084,666    1996           3-40
11571  Pasadena Financial                5,353,401      21,538,326      26,891,727       1,475,236    1997           3-40
11581  Century Square                    8,318,792      33,406,941      41,725,733       2,291,437    1997           3-40
11591  Brea Corporate Plaza              2,958,418       9,019,582      11,978,000         629,423    1997           3-40
11641  McKesson Building                 5,159,033      14,133,084      19,292,117         920,467    1997           3-40
11671  Arboretum Courtyard               5,718,678      25,883,116      31,601,794              --    1997           3-40
11691  Brea Financial Commons (100)      2,844,943       8,083,631      10,928,575         545,550    1997           3-40
11692  Brea Financial Commons (140)      2,409,582       6,649,465       9,059,046         397,915    1997           3-40
11711  Sepulveda Center                  5,046,469      21,247,265      26,293,734       1,295,223    1997           3-40
11721  Brea Corporate Place (135)          425,083      21,980,925      22,406,008       1,324,116    1997           3-40
11722  Brea Corporate Place (145)          445,271      19,493,067      19,938,338       1,196,564    1997           3-40
11741  BPA - Land Site B (150)           1,517,805          14,916       1,532,720              --    1997           3-40
11742  BPA - Land Sites G & H                   --         722,052         722,052              --    1997           3-40
11743  BPA - Land Site J                        --          25,237          25,237              --    1997           3-40
11744  BPA - Land Sites L & M                   --         130,500         130,500              --    1997           3-40
11781  790 Colorado                      3,868,533      15,793,109      19,661,642         908,893    1997           3-40
11791  Tower Seventeen                   4,006,406      37,606,406      41,612,811       2,241,751    1997           3-40
11811  Nobel Corporate Plaza             4,511,165      12,702,709      17,213,874         821,418    1997           3-40
11821  Pacific Ridge Corporate Centre    3,873,656      12,251,018      16,124,674          75,087    1997           3-40
11921  East Hills Office Park            2,166,615       7,447,139       9,613,754         316,320    1997           3-40
11931  Stadium Towers Plaza              3,910,743      35,794,795      39,705,538       1,842,644    1997           3-40
11932  Stadium Towers - Retail             867,429         349,600       1,217,029              --    1997           3-40
11934  Stadium Towers Vacant Retail        409,368              --         409,368              --    1997           3-40
11941  Pacific Corporate Park            2,757,590       8,475,993      11,233,583         474,244    1997           3-40
11951  Sorrento Tech I, II & III         2,686,323       7,318,385      10,004,707         380,384    1997           3-40
11961  Westridge I                       1,712,464       4,652,442       6,364,906         242,448    1997           3-40
11971  Centerpointe Irvine I             1,292,562       3,640,569       4,933,131         192,212    1997           3-40
11973  Centerpointe Irvine III                  --          11,121          11,121           4,170    1997           3-40
12061  Park Plaza                        2,550,500       7,317,566       9,868,066         439,060    1997           3-40
12071  La Jolla Centre I                 2,958,803      27,431,227      30,390,029       1,540,880    1997           3-40
12131  Stadium Towers II (Land)          2,087,266       1,340,459       3,427,725              --    1997           3-40
12132  Stadium Towers II - PS2             288,000              --         288,000              --    1997           3-40
12141  East Hills Land                   1,720,330          11,294       1,731,624              --    1997           3-40
12151  Commerce Pointe Land                     --              --              --              --    1997           3-40
12181  11999 San Vicente                 3,391,136       9,737,757      13,128,892         529,452    1997           3-40
12251  City Tower                        6,617,782      61,307,090      67,924,872       3,109,314    1998           3-40
12261  City Plaza                        5,526,355      32,036,128      37,562,483       1,448,368    1998           3-40
12271  Marina Business Center Bldg 1     7,731,927      21,396,891      29,128,818       1,031,146    1998           3-40
12281  Marina Business Center Bldg 2            --         112,081         112,081           9,175    1998           3-40
12282  Marina Business Center Bldg 3            --         412,065         412,065              --    1998           3-40
12283  Marina Business Center Bldg 4            --          60,823          60,823              --    1998           3-40
12291  Cerritos Towne Center I                  --       6,895,296       6,895,296         341,735    1998           3-40
12292  Cerritos Towne Center II                 --      18,719,727      18,719,727         806,241    1998           3-40
12293  Cerritos Towne Center III                --      18,753,247      18,753,247         747,874    1998           3-40
12294  Cerritos Towne Center IV                 --      11,492,027      11,492,027         310,876    1998           3-40
12295  Cerritos Towne Center V                  --       6,596,853       6,596,853          10,894    1998           3-40
12296  Cerritos Towne Center Admin              --           1,578           1,578              --    1998           3-40
12331  2600 Michelson                    5,800,810      53,915,857      59,716,667       2,418,953    1998           3-40
12341  18581 Teller                      1,764,831       5,098,144       6,862,975         208,757    1998           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
12351  SMBP 3420 Ocean Park Blvd        Santa Monica, CA            --              --     94,075,974       918,736
12352  SMBP 3340 Ocean Park Blvd        Santa Monica, CA            --              --             --       448,755
12353  SMBP 3350 Ocean Park Blvd        Santa Monica, CA            --              --             --       221,294
12354  SMBP 3330 Ocean Park Blvd        Santa Monica, CA            --              --             --        15,433
12356  SMBP 3250 Ocean Park Blvd        Santa Monica, CA            --              --             --       190,711
12361  SMBP 3200 Ocean Park Blvd        Santa Monica, CA            --              --             --       417,206
12362  SMBP 3150 Ocean Park Blvd        Santa Monica, CA            --              --             --        31,373
12365  SMBP 3100 Ocean Park Blvd        Santa Monica, CA            --              --             --     1,210,239
12366  SMBP 3000 Ocean Park Blvd        Santa Monica, CA            --              --             --       182,888
12367  SMBP 2900 31st Street            Santa Monica, CA            --              --             --        73,966
12368  SMBP 2950 31st Street            Santa Monica, CA            --              --             --       590,426
12369  SMBP 2901 28th Street            Santa Monica, CA            --              --             --       141,101
12371  SMBP 2850 Ocean Park Blvd        Santa Monica, CA     8,444,640       4,710,231     12,735,067       955,924
12372  Santa Monica Bus. Park ADMIN     Santa Monica, CA            --              --             --         2,337
12373  Santa Monica Admin II            Santa Monica, CA            --              --             --     1,753,211
12431  California Federal Land          Orange, CA                  --         130,102             --            --
12441  City North Land                  Orange, CA                  --       2,270,052         83,848            --
12451  City South Land                  Orange, CA                  --       1,115,732         90,072            --
12461  Ontario Gateway I                Ontario, CA                 --       1,402,128      3,790,939       664,099
12501  Ontario Corporate Center         Ontario, CA                 --       2,097,546      8,390,436       364,854
12511  Carlsbad Centerpointe            Carlsbad, CA                --       4,776,886        874,285            --
12551  Ontario Gateway II               Ontario, CA                 --       1,328,829      3,579,153        32,168
12581  Oakbrook Plaza                   Laguna Hills, CA            --       5,001,979     13,525,066       288,620
12591  Governor Executive Centre        San Diego, CA               --       2,230,825      6,031,895       332,878
12611  Empire Corporate Center          Ontario, CA                 --       1,742,594      6,968,746       399,950
12631  HighPark Executive Centre        Mission Viejo, CA           --       5,154,169        165,501            --
                                                            ----------   -------------  ------------- -------------
                                                             8,444,640     210,234,238    969,049,086    65,335,527
                                                            ==========   =============  ============= =============

       PACIFIC NORTHWEST
20011  Cascade Commerce Park            Kent, WA                    --       2,754,719      4,469,233       412,719
20021  Federal Way Office Building      Fed Way, WA                 --         297,202        765,990       182,405
20041  Bellevue Gateway I               Bellevue, WA                --       4,203,004     10,623,529     1,050,322
20051  Bellevue Gateway II              Bellevue, WA                --       1,723,224      6,430,022       612,871
20061  11040 Main Street Building       Bellevue, WA                --       1,918,096      1,389,065       752,729
20071  Woodinville Corporate Center I   Woodinville, WA             --       1,322,639      2,510,306       503,658
20121  City Commerce Park               Seattle, WA                 --       2,086,658      2,197,463       437,322
20161  Sea-Tac Industrial Park          SeaTac, WA                  --       1,953,528      4,865,408       153,675
20181  North Creek Parkway Centre       Bothell, WA                 --       6,186,779     16,551,463       397,808
20211  Bellefield Office Park           Bellevue, WA                --       6,573,539     29,829,459     9,621,718
20221  Woodinville Corp Ctr III         Bellevue, WA                --       2,588,694      4,693,458     3,088,429
20241  10700 Building                   Bellevue, WA                --          24,384      4,668,923       289,255
20261  Southcenter West Business Park   Tukwila, WA                 --              --      6,058,157       168,345
20271  Kirkland 118 Commerce Center     Kirkland, WA                --       1,195,205      2,932,332     1,998,678
20281  ABAM Building                    Federal Way, WA             --       1,332,001      3,634,366       245,640
20311  Washington Park I                Federal Way, WA             --       1,491,366      4,057,714        64,515
20312  Washington Park II               Federal Way, WA             --         625,424        286,950            --
20321  Redmond Heights Tech Center      Redmond, WA                 --       3,136,545      9,324,393       173,152
20341  Southgate Office Plaza I         Renton, WA                  --       1,234,960     10,933,198     1,481,097
20342  Southgate Office Plaza II        Renton, WA                  --       1,678,521     15,172,632           407
20343  Southgate Office Plaza III       Renton, WA                  --       2,058,800        280,015            --
20351  Plaza Center                     Bellevue, WA                --       8,118,890     72,519,863     4,237,999
20352  US Bank Plaza                    Bellevue, WA                --              --             --     1,432,244


                                               Gross Amounts At Which Carried
                                                      At Close of Period
                                               -------------------------------------                    Date of      Depreciable
                                                           Building &                     Accumulated  Construction/   Lives
       Project                                 Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                                 ----       ------------       -----        ------------  --------       -------
12351  SMBP 3420 Ocean Park Blvd                   --      94,994,710      94,994,710       4,546,216    1998           3-40
12352  SMBP 3340 Ocean Park Blvd                   --         448,755         448,755              --    1998           3-40
12353  SMBP 3350 Ocean Park Blvd                   --         221,294         221,294              --    1998           3-40
12354  SMBP 3330 Ocean Park Blvd                   --          15,433          15,433              --    1998           3-40
12356  SMBP 3250 Ocean Park Blvd                   --         190,711         190,711           3,697    1998           3-40
12361  SMBP 3200 Ocean Park Blvd                   --         417,206         417,206              --    1998           3-40
12362  SMBP 3150 Ocean Park Blvd                   --          31,373          31,373              --    1998           3-40
12365  SMBP 3100 Ocean Park Blvd                   --       1,210,239       1,210,239              --    1998           3-40
12366  SMBP 3000 Ocean Park Blvd                   --         182,888         182,888          14,492    1998           3-40
12367  SMBP 2900 31st Street                       --          73,966          73,966              --    1998           3-40
12368  SMBP 2950 31st Street                       --         590,426         590,426          36,864    1998           3-40
12369  SMBP 2901 28th Street                       --         141,101         141,101          30,808    1998           3-40
12371  SMBP 2850 Ocean Park Blvd            4,710,231      13,690,991      18,401,221         667,855    1998           3-40
12372  Santa Monica Bus. Park ADMIN                --           2,337           2,337              --    1998           3-40
12373  Santa Monica Admin II                       --       1,753,211       1,753,211              --    1998           3-40
12431  California Federal Land                130,102              --         130,102              --    1998           3-40
12441  City North Land                      2,270,052          83,848       2,353,901              --    1998           3-40
12451  City South Land                      1,115,732          90,072       1,205,804              --    1998           3-40
12461  Ontario Gateway I                    1,402,128       4,455,037       5,857,165         228,007    1998           3-40
12501  Ontario Corporate Center             2,097,546       8,755,289      10,852,835         426,713    1998           3-40
12511  Carlsbad Centerpointe                4,776,886         874,285       5,651,171              --    1998           3-40
12551  Ontario Gateway II                   1,328,829       3,611,321       4,940,150         111,849    1998           3-40
12581  Oakbrook Plaza                       5,001,979      13,813,686      18,815,665         283,838    1999           3-40
12591  Governor Executive Centre            2,230,825       6,364,773       8,595,598          87,965    1999           3-40
12611  Empire Corporate Center              1,742,594       7,368,697       9,111,291          58,035    1999           3-40
12631  HighPark Executive Centre            5,154,169         165,501       5,319,669              --    1999           3-40
                                        -------------   -------------   -------------   -------------
                                          210,234,238   1,034,384,613   1,244,618,851      59,724,277
                                        =============   =============   =============   =============

       PACIFIC NORTHWEST
20011  Cascade Commerce Park                2,754,719       4,881,952       7,636,671              --    1989           3-40
20021  Federal Way Office Building            297,202         948,395       1,245,597         280,453    1989           3-40
20041  Bellevue Gateway I                   4,203,004      11,673,851      15,876,855       3,627,186    1985           3-40
20051  Bellevue Gateway II                  1,723,224       7,042,893       8,766,117       2,001,515    1988           3-40
20061  11040 Main Street Building           1,918,096       2,141,794       4,059,890         604,279    1990           3-40
20071  Woodinville Corporate Center I       1,322,639       3,013,964       4,336,603              --    1988           3-40
20121  City Commerce Park                   2,086,658       2,634,786       4,721,444              --    1988           3-40
20161  Sea-Tac Industrial Park              1,953,528       5,019,083       6,972,611              --    1994           3-40
20181  North Creek Parkway Centre           6,186,779      16,949,271      23,136,050       1,325,238    1997           3-40
20211  Bellefield Office Park               6,573,539      39,451,177      46,024,716       4,145,512    1995           3-40
20221  Woodinville Corp Ctr III             2,588,694       7,781,887      10,370,581              --    1995           3-40
20241  10700 Building                          24,384       4,958,178       4,982,562         579,073    1996           3-40
20261  Southcenter West Business Park              --       6,226,502       6,226,502              --    1997           3-40
20271  Kirkland 118 Commerce Center         1,195,205       4,931,010       6,126,215         423,800    1997           3-40
20281  ABAM Building                        1,332,001       3,880,006       5,212,007         201,276    1997           3-40
20311  Washington Park I                    1,491,366       4,122,229       5,613,595         241,176    1997           3-40
20312  Washington Park II                     625,424         286,950         912,374              --    1997           3-40
20321  Redmond Heights Tech Center          3,136,545       9,497,545      12,634,090         550,483    1997           3-40
20341  Southgate Office Plaza I             1,234,960      12,414,294      13,649,254         625,324    1997           3-40
20342  Southgate Office Plaza II            1,678,521      15,173,039      16,851,560         851,475    1997           3-40
20343  Southgate Office Plaza III           2,058,800         280,015       2,338,815              --    1997           3-40
20351  Plaza Center                         8,118,890      76,757,861      84,876,752       4,043,156    1997           3-40
20352  US Bank Plaza                               --       1,432,244       1,432,244           6,218    1997           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
20353  Plaza Center Parking Garage      Bellevue, WA                --              --             --       165,824
20371  Gateway 405                      Bellevue, WA                --       1,331,101      3,592,591       167,809
20381  Eastgate Office Park             Bellevue, WA                --      10,905,980     29,486,365       369,531
20391  Lincoln Executive Center I       Bellevue, WA                --       4,316,873     11,671,545            --
20392  Lincoln Executive Center II      Bellevue, WA                --       4,296,764     11,617,176            --
20393  Lincoln Executive Center III     Bellevue, WA                --       3,619,398      9,785,781            --
20394  Lincoln Executive Center - A     Bellevue, WA                --         985,537      2,664,600            --
20395  Lincoln Executive Center - B     Bellevue, WA                --       1,171,990      3,168,713            --
30001  Park 217 Phase I                 Portland, OR                --       2,003,424      4,277,281     1,227,198
30011  Park 217 Phase II                Portland, OR                --         713,478      2,430,579       627,830
30021  Park 217 Phase III               Portland, OR                --          60,054        186,475       348,113
30022  Louis Building                   Portland, OR                --          42,162        416,818        11,747
30041  Swan Island                      Portland, OR           769,485         369,011        994,237       191,167
30051  Columbia Commerce Park           Portland, OR                --       2,517,055      7,965,992       684,199
30071  Nelson Business Center           Tigard, OR                  --       4,167,647      8,044,405     1,421,482
30081  Southwest Commerce Center        Portland, OR                --         614,545      1,736,624       362,280
30091  5550 Macadam Building            Portland, OR                --         765,082      3,649,924       295,269
30101  Columbia Commerce Park IV        Portland, OR                --         889,345      4,430,444        37,876
30111  River Forum I & II               Portland, OR                --       2,462,767     16,637,177     1,186,476
30121  4000 Kruse Way                   Portland, OR                --       2,785,451      7,911,320     1,392,042
30131  4004 SW Kruse Way Place          Lake Oswego, OR             --         981,486      4,012,304     1,430,555
30141  Marine Drive Distribution Ctr.   Portland, OR                --       1,166,743      3,509,787     1,519,766
30151  Marine Drive Distrib. Ctr II     Portland, OR                --         622,307      1,958,595       519,262
30161  Airport Way Commerce Park        Portland, OR                --       1,800,430      3,818,965     2,248,383
30162  Airport Way Commerce Park II     Portland, OR                --         333,822          4,978       136,925
30171  4949 Meadows Building            Lake Oswego, OR             --       2,661,561     11,341,806     3,140,142
30181  Marine Drive Distrib. Ctr III    Portland, OR                --       1,760,241      4,483,043     1,926,941
30191  RiverSide Centre (Oregon)        Portland, OR                --              --      9,310,826       294,456
30201  158th Commerce Park              Portland, OR                --       2,871,441      7,550,234     6,023,983
30211  Nimbus Corp Ctr - Ph I,II,III    Beaverton, OR               --      17,750,006     53,160,364     3,031,776
30212  Nimbus Corporate Center Ph IV    Beaverton, OR               --              --             --       410,970
30213  Nimbus Corporate Center Ph V     Beaverton, OR               --              --             --       137,538
30221  Parkway Industrial               Wilsonville, OR             --       1,878,731      5,646,396        46,336
30231  Kelley Point Distribution Ctr    Portland, OR                --       2,096,122     12,428,464       630,134
30232  Kelley Point Dist Ctr II         Portland, OR                --       1,264,597      1,655,298         2,676
30233  Kelley Point Dist Ctr III        Portland, OR                --       3,629,049        241,299       205,800
30241  One Pacific Square               Portland, OR                --       3,612,427     30,932,911       741,874
30251  Wilsonville Business Ctr I       Wilsonville, OR             --       7,376,850     19,747,622       266,568
30252  Wilsonville Business Ctr II      Wilsonville, OR             --              --             --        92,712
30253  Wilsonville Business Ctr III     Wilsonville, OR             --              --             --       192,653
30254  Wilsonville Business Ctr IV      Wilsonville, OR             --              --             --       357,047
30255  Wilsonville Land                 Wilsonville, OR             --       3,007,221         93,494            --
30261  Kruseway Plaza I                 Lake Oswego, OR             --       2,077,892      5,618,754       402,606
30262  Kruseway Plaza II                Lake Oswego, OR             --       2,062,788      5,576,918       311,757
30271  Kruse Woods I                    Lake Oswego, OR             --       5,140,818     13,877,631       667,382
30272  Kruse Woods II                   Lake Oswego, OR             --       5,300,771     14,311,996     2,021,762
30273  Kruse Woods III                  Lake Oswego, OR             --       4,021,541     10,282,177       210,987
30274  Kruse Woods IV                   Lake Oswego, OR             --       3,860,963     10,434,899        61,619
30275  4900 Meadows                     Lake Oswego, OR             --       2,536,740      6,270,698       717,541
30276  5000 Meadows                     Lake Oswego, OR             --       3,810,198      9,449,111       128,549
30277  Kruse Woods V                    Lake Oswego, OR             --       4,611,862      2,399,240            --
30281  4800 Meadows                     Lake Oswego, OR             --       1,838,615      9,046,331     1,352,258
30291  Kruse Oaks Phase I               Lake Oswego, OR             --       3,241,670      2,093,966            --


                                             Gross Amounts At Which Carried
                                                    At Close of Period
                                             -------------------------------------                    Date of      Depreciable
                                                         Building &                     Accumulated  Construction/   Lives
       Project                               Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                               ----       ------------       -----        ------------  --------       -------
20353  Plaza Center Parking Garage               --         165,824         165,824           2,937    1997           3-40
20371  Gateway 405                        1,331,101       3,760,400       5,091,501          97,296    1997           3-40
20381  Eastgate Office Park              10,905,980      29,855,896      40,761,876         625,550    1999           3-40
20391  Lincoln Executive Center I         4,316,873      11,671,545      15,988,418          24,316    1999           3-40
20392  Lincoln Executive Center II        4,296,764      11,617,176      15,913,939          24,202    1999           3-40
20393  Lincoln Executive Center III       3,619,398       9,785,781      13,405,180          20,387    1999           3-40
20394  Lincoln Executive Center - A         985,537       2,664,600       3,650,137           5,551    1999           3-40
20395  Lincoln Executive Center - B       1,171,990       3,168,713       4,340,703           6,601    1999           3-40
30001  Park 217 Phase I                   2,003,424       5,504,479       7,507,903       2,164,374    1980           3-40
30011  Park 217 Phase II                    713,478       3,058,409       3,771,887       1,214,704    1981           3-40
30021  Park 217 Phase III                    60,054         534,587         594,641          77,964    1981           3-40
30022  Louis Building                        42,162         428,565         470,727         198,852    1981           3-40
30041  Swan Island                          369,011       1,185,404       1,554,415         496,286    1978           3-40
30051  Columbia Commerce Park             2,517,055       8,650,192      11,167,247       2,284,793    1988           3-40
30071  Nelson Business Center             4,167,647       9,465,887      13,633,534       2,155,151    1990           3-40
30081  Southwest Commerce Center            614,545       2,098,904       2,713,449         680,509    1989           3-40
30091  5550 Macadam Building                765,082       3,945,193       4,710,274         981,399    1990           3-40
30101  Columbia Commerce Park IV            889,345       4,468,320       5,357,664         635,982    1994           3-40
30111  River Forum I & II                 2,462,767      17,823,653      20,286,420       2,713,586    1994           3-40
30121  4000 Kruse Way                     2,785,451       9,303,361      12,088,812       1,364,130    1994           3-40
30131  4004 SW Kruse Way Place              981,486       5,442,859       6,424,344       1,111,386    1995           3-40
30141  Marine Drive Distribution Ctr.     1,166,743       5,029,553       6,196,296         977,362    1995           3-40
30151  Marine Drive Distrib. Ctr II         622,307       2,477,857       3,100,164         231,277    1996           3-40
30161  Airport Way Commerce Park          1,800,430       6,067,349       7,867,778       1,046,784    1996           3-40
30162  Airport Way Commerce Park II         333,822         141,904         475,726              --    1996           3-40
30171  4949 Meadows Building              2,661,561      14,481,948      17,143,509       1,236,418    1996           3-40
30181  Marine Drive Distrib. Ctr III      1,760,241       6,409,984       8,170,225         694,853    1996           3-40
30191  RiverSide Centre (Oregon)                 --       9,605,283       9,605,283         686,623    1997           3-40
30201  158th Commerce Park                2,871,441      13,574,217      16,445,657       1,089,419    1997           3-40
30211  Nimbus Corp Ctr - Ph I,II,III     17,750,006      56,192,140      73,942,145       3,555,278    1997           3-40
30212  Nimbus Corporate Center Ph IV             --         410,970         410,970         171,451    1997           3-40
30213  Nimbus Corporate Center Ph V              --         137,538         137,538          22,745    1997           3-40
30221  Parkway Industrial                 1,878,731       5,692,732       7,571,463         346,392    1997           3-40
30231  Kelley Point Distribution Ctr      2,096,122      13,058,597      15,154,719         862,229    1997           3-40
30232  Kelley Point Dist Ctr II           1,264,597       1,657,974       2,922,571              --    1999           3-40
30233  Kelley Point Dist Ctr III          3,629,049         447,099       4,076,147           2,573    1999           3-40
30241  One Pacific Square                 3,612,427      31,674,784      35,287,211              --    1997           3-40
30251  Wilsonville Business Ctr I         7,376,850      20,014,190      27,391,040       1,110,627    1997           3-40
30252  Wilsonville Business Ctr II               --          92,712          92,712          18,814    1997           3-40
30253  Wilsonville Business Ctr III              --         192,653         192,653          47,077    1997           3-40
30254  Wilsonville Business Ctr IV               --         357,047         357,047          67,073    1997           3-40
30255  Wilsonville Land                   3,007,221          93,494       3,100,715              --    1997           3-40
30261  Kruseway Plaza I                   2,077,892       6,021,360       8,099,252         352,391    1997           3-40
30262  Kruseway Plaza II                  2,062,788       5,888,676       7,951,464         319,125    1997           3-40
30271  Kruse Woods I                      5,140,818      14,545,013      19,685,831         776,748    1997           3-40
30272  Kruse Woods II                     5,300,771      16,333,758      21,634,530         853,174    1997           3-40
30273  Kruse Woods III                    4,021,541      10,493,164      14,514,705         613,923    1997           3-40
30274  Kruse Woods IV                     3,860,963      10,496,518      14,357,481         544,866    1997           3-40
30275  4900 Meadows                       2,536,740       6,988,239       9,524,979         381,806    1997           3-40
30276  5000 Meadows                       3,810,198       9,577,660      13,387,859         521,475    1997           3-40
30277  Kruse Woods V                      4,611,862       2,399,240       7,011,102              --    1997           3-40
30281  4800 Meadows                       1,838,615      10,398,589      12,237,204         368,912    1997           3-40
30291  Kruse Oaks Phase I                 3,241,670       2,093,966       5,335,636              --    1998           3-40

                            SPIEKER PROPERTIES, INC.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 1999

                                                                                                           Costs
                                                                                    Initial Cost         Capitalized
                                                                               -----------------------    Subsequent
                                                                                           Building &        To
       Project                          Location            Encumbrances       Land       Improvements   Acquisition
       -------                          --------            ------------       ----       ------------   -----------
30292  Kruse Oaks Phase II              Lake Oswego, OR             --       3,963,357        586,898            --
30293  Kruse Oaks Phase III             Lake Oswego, OR             --       3,702,880        582,465            --
30294  Kruse Oaks Phase IV              Lake Oswego, OR             --       2,317,382        464,598            --
30301  Benjamin Franklin Plaza          Portland, OR                --       5,009,308     45,084,342     1,947,120
30311  181st Commerce Park              Gresham, OR                 --       7,582,642        979,192            --
40001  Key Financial Center             Boise, ID                   --         243,210      2,885,062     5,313,078
40011  Cole Road Warehouse              Boise, ID                   --         114,465        449,049       388,441
                                                            -----------   -------------  ------------- -------------
                                                  Total         769,485     210,771,974    655,151,700    72,673,428
                                                            ===========   =============  ============= =============
                                            Grand Total      97,330,529     923,161,693  3,162,337,589   300,049,955
                                                            ===========   =============  ============= =============


                                              Gross Amounts At Which Carried
                                                     At Close of Period
                                              -------------------------------------                    Date of      Depreciable
                                                          Building &                     Accumulated  Construction/   Lives
       Project                                Land       Improvements       Total        Depreciation  Acquired       (Years)
       -------                                ----       ------------       -----        ------------  --------       -------
30292  Kruse Oaks Phase II                 3,963,357         586,898       4,550,255              --    1998           3-40
30293  Kruse Oaks Phase III                3,702,880         582,465       4,285,345              --    1998           3-40
30294  Kruse Oaks Phase IV                 2,317,382         464,598       2,781,980              --    1998           3-40
30301  Benjamin Franklin Plaza             5,009,308      47,031,462      52,040,771       2,163,020    1998           3-40
30311  181st Commerce Park                 7,582,642         979,192       8,561,834              --    1998           3-40
40001  Key Financial Center                  243,210       8,198,140       8,441,351       3,185,779    1977           3-40
40011  Cole Road Warehouse                   114,465         837,490         951,954         315,432    1976           3-40
                                        -------------   -------------   -------------   -------------
                                          210,771,974     727,825,127     938,597,102      58,955,770
                                        =============   =============   =============   =============
                                          923,161,693   3,462,387,544   4,385,549,237     316,239,519
                                        =============   =============   =============   =============

REAL ESTATE AND ACCUMULATED DEPRECIATION SUMMARY

A summary of activity for real estate and accumulated depreciation is as follows (in thousands):


                                                                Year Ended December 31,
                                                -----------------------------------------------------
                                                   1999                  1998                 1997
                                                -----------          -----------          -----------
REAL ESTATE:
 Balance at beginning of year                   $ 4,154,737          $ 2,980,897          $ 1,352,246
  Acquisition of properties and limited
    partners' interest                              359,827            1,141,633            1,526,012
  Improvements                                      191,407              137,659              127,889
  Cost of real estate disposed of                  (141,828)             (18,549)             (15,804)
  Property held for disposition                    (172,770)             (75,556)              (6,250)
  Disposition of and write-off of fully
    depreciated property                             (5,824)             (11,347)              (3,196)
                                                -----------          -----------          -----------
 Balance at end of year                         $ 4,385,549          $ 4,154,737          $ 2,980,897
                                                ===========          ===========          ===========

ACCUMULATED DEPRECIATION:
 Balance at beginning of year                   $   240,778          $   169,051          $   127,701
  Depreciation expense                              101,636               87,638               48,536
  Disposal of property                               (2,626)              (2,152)              (3,834)
  Property held for disposition                     (17,724)              (2,412)                (156)
  Disposition of and write-off of fully
    depreciated property                             (5,824)             (11,347)              (3,196)
                                                -----------          -----------          -----------
 Balance at end of year                         $   316,240          $   240,778          $   169,051
                                                ===========          ===========          ===========



        The aggregate cost for federal income tax purposes of real estate as of December 31, 1999, was $3,874,999.

     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPIEKER PROPERTIES, INC. and SPIEKER
                                            PROPERTIES, L.P. (Registrant)

     Dated: March 14, 2000                           /s/ Warren E. Spieker, Jr.
                                                     --------------------------
                                                Warren E. Spieker, Jr.
                                                Chairman of the Board



     Dated: March 14, 2000                           /s/ Dennis E. Singleton
                                                     -----------------------
                                                Dennis E. Singleton
                                                Vice Chairman of the Board


     Dated: March 14, 2000                           /s/ John K. French
                                                     ------------------
                                                John K. French
                                                Vice Chairman of the Board


     Dated: March 14, 2000                           /s/ John A. Foster
                                                     ------------------
                                                John A. Foster
                                                Co-Chief Executive Officer



     Dated: March 14, 2000                           /s/ Craig G. Vought
                                                     -------------------
                                                Craig G. Vought
                                                Co-Chief Executive Officer



     Dated: March 14, 2000                           /s/ Stuart A. Rothstein
                                                     -----------------------
                                                Stuart A. Rothstein
                                                Chief Financial Officer



     Dated: March 14, 2000                           /s/ Harold M. Messmer
                                                     ---------------------
                                                Harold M. Messmer
                                                Director



     Dated: March 14, 2000                           /s/ Elke Strunka
                                                     ----------------
                                                Elke Strunka
                                                Vice President and Principal
                                                  Accounting Officer

        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 14th day of March, 2000.

                                            SPIEKER PROPERTIES, INC. and SPIEKER
                                            PROPERTIES, L.P.



                                            By: /s/ Elke Strunka
                                               ---------------------------------
                                               Elke Strunka
                                               Vice President and Principal
                                               Accounting Officer

                              INDEX TO EXHIBITS
  ----------------------------------------------------------------------------

3.1            Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1996)

3.2            Amended and Restated Bylaws of Spieker Properties, Inc.

3.3            Articles Supplementary of Spieker Properties, Inc. for the Series
               A Preferred Stock (incorporated by reference to Exhibit 4.2 to
               Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31, 1994)

3.4            Articles Supplementary of Spieker Properties, Inc. for the Class
               B Common Stock (incorporated by reference to Exhibit 4.2 to
               Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31, 1995)

3.5            Articles Supplementary of Spieker Properties, Inc. for the Series
               B Preferred Stock (2)

3.6            Articles Supplementary of Spieker Properties, Inc. for the Class
               C Common Stock (2)

3.7            Articles Supplementary of Spieker Properties, Inc. for the Series
               C Preferred Stock (incorporated by reference to Exhibit 3.1 to
               Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

3.8            Articles Supplementary of Spieker Properties, Inc. for the Series
               D Preferred Stock (incorporated by reference to Exhibit 3.8
               Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

3.9            Articles Supplementary of Spieker Properties, Inc. for the Series
               E Preferred Stock (incorporated by reference to Exhibit 3.1 to
               Spieker Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10           Rights agreement, which includes as Exhibit A the Form of Rights
               Certificate and Election to Exercise and as Exhibit B the Form of
               Articles Supplementary (incorporated by reference to Exhibit 4 to
               Spieker Properties, Inc.'s Report on Form 8-K dated September 22,
               1998)

4.1            Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K
               (1)

4.2            Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, ( incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q
               Report for the quarter ended March 31, 1994)

4.4            Investor Rights Agreement relating to A Series Preferred Stock
               (incorporated by reference to Exhibit 4.3 to Spieker Properties,
               Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.5            Indenture dated as December 6, 1995, among Spieker Properties,
               L.P., Spieker Properties, Inc. and State Bank and Trust, as
               Trustee (2)

4.6            First Supplemental Indenture relating to the 2000 Notes, the 2000
               Note and Guarantee (2)

4.7            Second Supplemental Indenture relating to the 2001 Notes, the
               2001 Note and Guarantee (2)

4.8            Third Supplemental Indenture relating to the 2002 Notes, the 2002
               Note and Guarantee (2)

                              INDEX TO EXHIBITS
  ----------------------------------------------------------------------------


4.9            Fourth Supplemental Indenture relating to the 2004 Notes and the
               2004 Note (2)

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

4.12           Class C Common Stock Purchase Agreement (2)

4.13           Investor's Rights Agreement relating to Class C Common Stock (2)

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

4.17           Eighth Supplemental Indenture relating to the 7.125% Notes Due
               2009 (incorporated by reference to Exhibit 4.9 of Spieker
               Properties, Inc.'s Registration statement on Form S-3 (File No.
               333-35997))

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

4.23           Fourteenth Supplemental Indenture relating to the 6.88% Notes due
               2007 (incorporated by reference to Exhibit 4.15 Spieker Property
               Inc.'s Registration Statement on Form S-3 (File NO. 33-51269))

4.24           Fifteenth Supplemental Indenture relating to the 6.8% Notes due
               2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated May 11, 1999)

10.1           Second Amendment and Restated Agreement of Limited Partnership of
               Spieker Properties, L.P. (incorporated by reference to Exhibit
               10.1 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

           EXHIBITS (enclosed attachments are sequentially numbered)                    Page No.
  ----------------------------------------------------------------------------          --------
10.2           First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.2 Spieker Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997)

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

10.4* Form of Employment Agreement between the Company and each of Warren E. Spieker, Jr., John K. French, Bruce E. Hosford, and
               Dennis E. Singleton (1)

10.5*          Form of Spieker Merit Plan (1)

10.6*          Amended and Restated Spieker Properties, Inc. 1993 Stock
               Incentive Plan (incorporated by reference to Exhibit 4.3 to
               Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.7           Form to Indemnification Agreement between Spieker Properties,
               Inc. and its directors and officers (incorporated by reference to Exhibit 10.21 to Spieker Properties, Inc.'s Registration
               Statement on Form S-11 (File No. 33-67906))

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

10.12          Second Amendment to Second Amended and Restated Agreement of
               United Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 3.1 to Spieker Properties, L.P.'s Report on
               Form -Q/A for the quarterly period ended June 30, 1998)

10.13          Third Amendment to Second Amended and Restated Agreement to
               Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.13 Spieker Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1998)

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 Spieker Properties, Inc.'s Annual
               Report on Form 10-K for the year ended December 31, 1997)

23.1           Consent of Independent Public Accountants (filed herewith)

27.1           Article 5 Financial Data Schedule (Edgar Filing Only)

--------

* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.