Form 10-Q
period 2000-03-31
SPIEKER PROPERTIES INC
filed 2000-05-15
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


65,202,967 shares of Common Stock, $0.0001 par value as of May 8, 2000.

Page 1 of 20
Exhibit Index is located on Page 19.

                            SPIEKER PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                                                    Page No.
                                                                                                                    --------
PART I.   FINANCIAL INFORMATION

      Item 1.        Financial Statements (unaudited) ...............................................................   3

                     Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 .........................   4
                     Consolidated Statements of Operations for the Three months ended
                          March 31, 2000 and 1999 ...................................................................   6
                     Consolidated Statement of Stockholders' Equity for the Three months ended
                          March 31, 2000 ............................................................................   7
                     Consolidated Statements of Cash Flows for the Three months ended
                          March 31, 2000 and 1999 ...................................................................   8
                     Notes to Consolidated Financial Statements .....................................................   9

      Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations ..........  14

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk .....................................  19

PART II.             OTHER INFORMATION

      Item 6.        Exhibits and Reports on Form 8-K ...............................................................  19
      Signatures ....................................................................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, Inc. (the "Company"):


        (i) Consolidated Balance Sheets as of March 31, 2000, and December 31, 1999

        (ii) Consolidated Statements of Operations for the Three months ended March 31, 2000 and 1999

        (iii) Consolidated Statement of Stockholders' Equity for the Three months ended March 31, 2000

        (iv) Consolidated Statements of Cash Flows for the Three months ended March 31, 2000 and 1999

        (v)     Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
                        (unaudited, dollars in thousands)

                                     ASSETS



                                                                                         March 31,          December 31,
                                                                                           2000                 1999
                                                                                        -----------         ------------
INVESTMENTS IN REAL ESTATE
   Land, land improvements and leasehold interests                                      $   811,220         $   816,136
   Buildings and improvements                                                             3,239,633           3,174,430
   Construction in progress                                                                 195,493             180,407
                                                                                        -----------         -----------
                                                                                          4,246,346           4,170,973
   Less - Accumulated depreciation                                                         (331,114)           (316,240)
                                                                                        -----------         -----------
                                                                                          3,915,232           3,854,733
                                                                                        -----------         -----------
   Land held for investment                                                                 129,224             125,356
   Investments in mortgages                                                                  16,104              18,725
   Properties held for disposition, net                                                     112,803              89,220
                                                                                        -----------         -----------

         Net investments in real estate                                                   4,173,363           4,088,034

CASH AND CASH EQUIVALENTS                                                                    11,575              17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $2,023 as of
March 31, 2000 and $2,139 as of December 31, 1999                                             7,489               4,846

DEFERRED RENT RECEIVABLE                                                                     25,331              22,911

RECEIVABLE FROM AFFILIATES                                                                      156                 144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated amortization of $23,027
   as of March 31, 2000 and $20,901 as of December 31, 1999                                  62,778              59,655

FURNITURE, FIXTURES AND EQUIPMENT, net                                                        5,165               5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                                    17,416              50,091

INVESTMENT IN AFFILIATES                                                                     20,559              20,583
                                                                                        -----------         -----------

                                                                                        $ 4,323,832         $ 4,268,485
                                                                                        ===========         ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                                March 31,       December 31,
                                                                                                  2000             1999
                                                                                               -----------      ------------
DEBT
   Unsecured notes                                                                             $ 1,836,500      $ 1,836,500
   Unsecured short-term borrowings                                                                  73,000           63,012
   Mortgage loans                                                                                   93,289           97,331
                                                                                               -----------      -----------
         Total debt                                                                              2,002,789        1,996,843
                                                                                               -----------      -----------

ASSESSMENT BONDS PAYABLE                                                                             9,679           10,172
ACCOUNTS PAYABLE                                                                                    11,250           13,548
ACCRUED REAL ESTATE TAXES                                                                           13,931            2,628
ACCRUED INTEREST                                                                                    36,988           28,634
UNEARNED RENTAL INCOME                                                                              36,315           33,244
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                                 54,636           46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                                              72,245           76,192
                                                                                               -----------      -----------
   Total liabilities                                                                             2,237,833        2,208,238
                                                                                               -----------      -----------

MINORITY INTERESTS                                                                                 273,512          266,802
                                                                                               -----------      -----------

STOCKHOLDERS' EQUITY:
   Series A Preferred Stock: convertible,  cumulative, $.0001 par value, 1,000,000
      shares authorized, issued and outstanding,  $25,000 liquidation preference                    23,949           23,949
   Series B Preferred Stock: cumulative,  redeemable, $.0001 par value, 5,000,000
      shares authorized, 4,250,000 issued and outstanding, $106,250 liquidation preference         102,064          102,064
   Series C Preferred Stock: cumulative,  redeemable, $.0001 par value, 6,000,000
      shares authorized, issued and outstanding,  $150,000 liquidation preference                  145,959          145,959
   Series E Preferred Stock: cumulative,  redeemable, $.0001 par value, 4,000,000
      shares authorized, issued and outstanding,  $100,000 liquidation preference                   96,401           96,401
   Common Stock: $.0001 par value, 660,500,000 shares authorized,  65,128,517 and
      64,961,052 shares issued and outstanding as of March 31, 2000, and December 31,
      1999, respectively                                                                                 6                6
   Excess Stock: $.0001 par value per share, 330,000,000
      shares authorized, no shares issued or outstanding                                                --               --
   Additional paid-in capital                                                                    1,410,834        1,400,550
   Deferred compensation                                                                            (8,366)          (6,347)
   Retained earnings                                                                                41,640           30,863
                                                                                               -----------      -----------
         Total stockholders' equity                                                              1,812,487        1,793,445
                                                                                               -----------      -----------

                                                                                               $ 4,323,832      $ 4,268,485
                                                                                               ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (unaudited, dollars in thousands, except share amounts)




                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                        2000               1999
                                                                     ---------          ---------
REVENUES:
   Rental income                                                     $ 167,413          $ 149,214
   Interest and other income                                             2,099              1,434
                                                                     ---------          ---------
                                                                       169,512            150,648
                                                                     ---------          ---------
OPERATING EXPENSES:
   Rental expenses                                                      35,510             31,641
   Real estate taxes                                                    12,497             11,554
   Interest expense, including amortization of finance costs            31,263             28,805
   Depreciation and amortization                                        30,416             25,404
   General and administrative expenses                                   6,569              5,650
                                                                     ---------          ---------
                                                                       116,255            103,054
                                                                     ---------          ---------
   Income from operations before disposition of
      real estate and minority interests                                53,257             47,594
                                                                     ---------          ---------

GAIN ON DISPOSITION OF REAL ESTATE                                      22,209              5,166
                                                                     ---------          ---------

   Income from operations before minority interests                     75,466             52,760
                                                                     ---------          ---------

MINORITY INTERESTS' SHARE OF NET INCOME                                 (9,342)            (7,717)
                                                                     ---------          ---------

   Net income                                                           66,124             45,043
                                                                     ---------          ---------

PREFERRED DIVIDENDS:
   Series A Preferred Stock                                               (854)              (744)
   Series B Preferred Stock                                             (2,510)            (2,510)
   Series C Preferred Stock                                             (2,953)            (2,953)
   Series E Preferred Stock                                             (2,000)            (2,000)
                                                                     ---------          ---------
   Net income available to Common Stockholders                       $  57,807          $  36,836
                                                                     =========          =========

INCOME PER SHARE OF COMMON STOCK:
         Net income - basic                                          $    0.89          $    0.58
                                                                     =========          =========
         Net income - diluted                                        $    0.87          $    0.58
                                                                     =========          =========

DIVIDENDS PER SHARE:
   Series A Preferred Stock                                          $    0.85          $    0.74
                                                                     =========          =========
   Series B Preferred Stock                                          $    0.59          $    0.59
                                                                     =========          =========
   Series C Preferred Stock                                          $    0.49          $    0.49
                                                                     =========          =========
   Series E Preferred Stock                                          $    0.50          $    0.50
                                                                     =========          =========
   Common Stock, including Class C                                   $    0.70          $    0.61
                                                                     =========          =========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                        (unaudited, dollars in thousands)



                             Series A, B,      Common        Common      Additional
                               C and E          Stock       Stock Par      Paid-in       Deferred      Retained
                            Preferred Stock    Shares         Value        Capital     Compensation     Earnings       Total
                            ---------------  -----------   -----------   -----------   ------------   -----------    -----------
BALANCE AT
  DECEMBER 31, 1999           $   368,373     64,961,052   $         6   $ 1,400,550   $    (6,347)   $    30,863    $ 1,793,445
  Conversion of
  Operating Partnership
  Units                                --         12,500            --           274            --             --            274
  Allocation to
    Minority Interests                 --             --            --         4,690            --             --          4,690
  Restricted Stock Grant               --         80,386            --         2,929        (2,929)            --             --
  Exercise of Stock options            --         74,579            --         2,391            --             --          2,391
  Deferred Compensation
   amortization                        --             --            --            --           910             --            910
  Dividends Declared               (8,317)            --            --            --            --        (47,030)       (55,347)
  Net Income                        8,317             --            --            --            --         57,807         66,124
                              -----------    -----------   -----------   -----------   -----------    -----------    -----------
BALANCE AT
  MARCH 31, 2000              $   368,373     65,128,517   $         6   $ 1,410,834   $    (8,366)   $    41,640    $ 1,812,487
                              ===========    ===========   ===========   ===========   ===========    ===========    ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (unaudited, dollars in thousands)




                                                                                             Three Months Ended
                                                                                                 March 31
                                                                                      -------------------------------
                                                                                        2000                   1999
                                                                                      ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                         $  66,124             $  45,043
   Adjustments to reconcile net income to net cash
     provided by operating activities-
   Depreciation and amortization                                                         30,416                25,404
   Amortization of discount and deferred financing costs                                    544                   599
   Loss from affiliate                                                                       24                    89
   Non-cash compensation                                                                    910                   246
   Minority interests' share of net income                                                9,342                 7,717
   Gain on disposition of real estate                                                   (22,209)               (5,166)
   (Increase) decrease in accounts receivable and other assets                           (4,168)                  807
   Increase in receivable from related parties                                              (13)                   (1)
   Decrease in assessment bonds payable                                                    (214)                 (226)
   Decrease in accounts payable and other accrued expenses and liabilities               (4,084)              (10,775)
   Increase in accrued real estate taxes                                                 11,303                10,512
   Increase in accrued interest                                                           8,354                 7,209
                                                                                      ---------             ---------
         Net cash provided by operating activities                                       96,329                81,458
                                                                                      ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties                                                             (128,543)             (106,943)
   Reductions (additions) to deposits on properties, net                                 31,573                  (175)
   Reductions in investment in mortgages                                                  2,621                    --
   Additions to leasing costs                                                            (6,408)               (4,269)
   Proceeds from disposition of real estate                                              44,584                41,268
   Distributions from affiliates                                                             --                   295
                                                                                      ---------             ---------
         Net cash used for investing activities                                         (56,173)              (69,824)
                                                                                      ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                                    30,000                65,000
   Payments on debt                                                                     (24,091)              (10,527)
   Payments of dividends and distributions                                              (53,995)              (51,714)
   Proceeds from stock options exercised                                                  2,391                   319
                                                                                      ---------             ---------
         Net cash (used for) provided by financing activities                           (45,695)                3,078
                                                                                      ---------             ---------
         Net increase (decrease) in cash and cash equivalents                            (5,539)               14,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         17,114                 4,916
                                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  11,575             $  19,628
                                                                                      =========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for interest                                                             $  27,739             $  26,003



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 and 1999
                        (unaudited, dollars in thousands)



1.      ORGANIZATION AND BASIS OF PRESENTATION

        Spieker Properties, Inc. (the "Company") was organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering on November 18, 1993. The Company qualifies as a real estate investment trust, REIT, under the Internal Revenue Code of 1986, as amended. As of March 31, 2000, the Company owned an approximate 87.8 percent general and limited partnership interest in Spieker Properties, L.P. (the "Operating Partnership"). The Company and the Operating Partnership are collectively referred to as the "Company."

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation

        The Company's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 2000, and December 31, 1999, and its consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. The Company's investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary of the Company, and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

        Interim Financial Information

        The consolidated financial statements as of, and for the three months ended March 31, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that adequate disclosures have been made.

        The interim results for the three months ended March 31, 2000 and 1999, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        Land Held for Investment

        The Company has incurred costs related to land parcels that are either held for investment or are in a design and approval process. As of March 31, 2000, approximately $26.2 million of construction in progress is associated with these land parcels.

        Minority Interests

        Minority interests in the Company consists of the limited partners' interest in the Operating Partnership of approximately 12.2% at March 31, 2000 and 12.0% at December 31, 1999.

        Net Income Per Share of Common Stock

        Per share amounts for the Company are computed using the weighted average common shares outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and Series A Preferred Stock. The basic and diluted weighted average common shares outstanding for the three months ended March 31, 2000 and 1999 are as follows:


                                           Basic Weighted Average               Diluted Weighted Average
                                        Common Shares Outstanding               Common Shares Outstanding
                                        -------------------------               -------------------------
          Three Months Ended:
               March 31, 2000                   65,071,321                               67,247,908
               March 31, 1999(1)                63,223,217                               65,048,670

        (1) Includes the weighted average effect of Class C Common Stock. The Class C Common Stock was converted into Common Stock during the first quarter of 1999.


        Reclassifications

        Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

        Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.      ACQUISITIONS AND DISPOSITIONS

        Acquisitions

        The Company acquired the following properties (the "2000 Acquisitions") during the three months ended March 31, 2000:


                                                                           Property         Total Rentable
               Project Name           Region-Location                       Type(1)           Square Feet        Initial Cost(2)
               ------------           ---------------                      ---------        ---------------      ----------------
               Larkspur Landing       Peninsula/NorthBay-Larkspur, CA          O                189,040              $42,083
               Quadrant Plaza         Pacific Northwest-Bellevue, WA           O                145,585               33,447
                                                                                                -------              -------
                                                                                                334,625              $75,530
                                                                                                =======              =======

                (1)     "O" indicates office property.

                (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

        During the quarter, the Company also acquired an asset to be redeveloped in Southern California at an initial cost of $11.5 million.

        During the three months ended March 31, 1999, the Company acquired two office properties totaling 393,739 square feet at an initial cost was $58,901.

        Dispositions

        The Company disposed of the following properties (the "2000 Dispositions") during the three months ended March 31, 2000.

                                                                                              Property     Total Rentable
               Project Name                             Region- Location                      Type(1)        Square Feet
               ------------                             ----------------                      --------     --------------
               City Commerce Park                       Pacific Northwest-Seattle, WA             I           179,413
               Commerce Park West III                   East-Bay/Sacramento-Sacramento, CA        L                --(2)
               Front Street                             East-Bay/Sacramento-Sacramento, CA        I            47,322
               Vasco Landing                            East-Bay/Sacramento-Livermore, CA         L                --(3)
               Woodinville Corporate Center I           Pacific Northwest-Woodinville, WA         I           170,793
               Woodinville Corporate Center III         Pacific Northwest-Woodinville, WA         I           250,502

                (1)     I- Industrial; L- Land.

                (2)     Represents sale of approximately 4.7 acres.

                (3)     Represents sale of approximately 0.8 acres.

        The gross proceeds for land and property dispositions were $45,819 for the three months ended March 31, 2000. Cash proceeds, net of closing costs, received from the dispositions were $44,584. These proceeds were used to fund the Company's recent acquisitions. Gain recognized on disposition of real estate for the three months ended March 31, 2000 was $22,209.

        During the three months ended March 31, 1999, the aggregated disposition proceeds for the land and property were $42,420. Included in the proceeds were $5,170 recognized for a condemnation gain. Cash proceeds, net of closing costs, received from the disposition of the property and land were $5,166.

4.      TRANSACTIONS WITH AFFILIATES

        Revenues and Expenses

        The Company received $313 for the three months ended March 31, 2000 and $337 for the three months ended March 31, 1999, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC or Spieker Partners. Certain officers of the Company are partners in Spieker Partners.

        Receivable From Affiliates

        The $156 receivable from affiliates at March 31, 2000, and the $144 at December 31, 1999, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

        Investments in Mortgages

        Included in Investments in Mortgages of $16,104 at March 31, 2000 and $18,725 at December 31, 1999 are loans to Spieker Northwest, Inc., or SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income on the notes of $342 is included in interest and other income for the three months ended March 31, 2000 and $342 for 1999.

        Investment in Affiliates

        The investment in affiliates represents an investment in SNI. The Company owns 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Company own 100% of the voting stock of SNI. At March 31, 2000, SNI owned 225,815 square feet of office and industrial property located in California. In addition, SNI owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

        Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Company.

5.      PROPERTIES HELD FOR DISPOSITION

        The Company continues to review its portfolio and its long-term strategy for properties. The Company will dispose of, over time, assets that do not have a strategic fit within the portfolio. Included in properties held for disposition of $112,803 at March 31, 2000, are twelve properties and two land parcels. Three industrial properties are located in the Pacific Northwest. Three industrial properties, one office property, and one land parcel are located in Southern California. Four industrial properties, one office property and one land parcel are located in Northern California.

        The following summarizes the condensed results of operations of the properties held for disposition at March 31, 2000 for the three months ended March 31, 2000 and 1999.


                                                         2000            1999
                                                       -------          -------
               Revenues                                $ 4,772          $ 4,473
               Property Operating Expenses(1)           (1,087)          (1,033)
                                                       -------          -------
               Net Operating Income                    $ 3,685          $ 3,440
                                                       =======          =======

                (1) Property Operating Expenses includes property related rental expenses and real estate taxes.

6.      DEBT


                                                                                                         MARCH 31,
                                                                                                            2000
                                                                                                        ----------
               Unsecured investment grade notes, fixed interest rates varying from
                 6.65% to 8.00% payable semi-annually, due from 2000 to 2027                            $1,836,500
               Unsecured short-term borrowings (see "Facility" below), due 2001                             73,000
               Mortgage loans, fixed interest rates varying from 7.00% to 9.88%,
               due 2001 to 2013(1)                                                                          93,289
                                                                                                        ----------
                                                                                                        $2,002,789
                                                                                                        ==========

                (1) Mortgage loans generally require monthly principal and interest payments.

        The Company has a $250,000 Unsecured Line of Credit Facility, Facility, which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate plus 0.80%. The one-month LIBOR at March 31, 2000 was 6.13%. The Facility also includes an annual administrative fee of $50 and an annual Facility fee of 0.20%. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants of the Facility concerning its indebtedness.

        The Company's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

        The Company capitalized interest of $5,389 for the three months ended March 31, 2000 and $5,022 for the same period in 1999.

7.      DIVIDENDS AND DISTRIBUTIONS PAYABLE

        The dividends and distributions payable at March 31, 2000, and December 31, 1999, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interests holders are as follows:


                                                                             March 31,               December 31,
                                                                               2000                      1999
                                                                            ----------               ------------
               Shares of:
                        Common Stock                                        65,128,517               64,961,052
                        Series A Preferred Stock                             1,000,000                1,000,000
                        Series B Preferred Stock                             4,250,000                4,250,000
                        Series C Preferred Stock                             6,000,000                6,000,000
                        Series E Preferred Stock                             4,000,000                4,000,000
               Units of:
                        Minority Interest Holders                            9,033,303                8,822,915
                        Minority Interest Holders - Preferred                1,500,000                1,500,000


8.      RESTRICTED STOCK

        Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of common stock of the Company pursuant to Restricted Stock Agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. As of March 31, 2000, a total of 283,095 restricted shares have been issued.

9.      SEGMENT INFORMATION

        The Company has five reportable segments: Pacific Northwest; East Bay/Sacramento, California; Peninsula/NorthBay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the five regions are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon the combined net operating income of the properties in each segment. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental income and net operating income for the regions is not comparable, given the differing mixes of properties within the regions.

        During the first quarter of 2000, the Company split the North-East Bay/Sacramento region into two regions. The two new regions are now called East Bay/Sacramento and Peninsula/NorthBay. The 1999 rental income and net operating income disclosure below has been restated to reflect these new regions. Significant information used by the Company in the reportable segments for the three months ended March 31, 2000 and 1999 is as follows:


                                             Pacific        East Bay/      Peninsula/       Silicon         Southern
                                            Northwest     Sacramento(1)    NorthBay(1)       Valley        California       Total
                                            ---------    ---------------  ------------     ----------      ----------     ---------

         2000 Rental Income                 $  33,134       $  28,281       $  19,525      $  39,247      $  47,226      $ 167,413
         1999 Rental Income                    32,158          22,121          16,936         34,627         43,372        149,214

         2000 Net Operating Income(2)          23,345          20,687          13,293         31,156         30,925        119,406
         1999 Net Operating Income(2)          23,095          15,067          11,829         27,332         28,696        106,019

         2000 Additions to Properties(3)       33,447              --                             --             --         33,447
         2000 Reductions to Properties(3)     (19,600)         (2,176)             --             --             --        (21,776)

        (1) The basis of the assets transferred from the split of the North-East Bay/Sacramento region was $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/North Bay region

        (2) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income on the accompanying consolidated statements of operations

        (3) See Note 3 to the consolidated financial statements for the related square footage by region of the additions and reductions to properties

10.     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS


                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                   -------------------
                                                                                                    2000         1999
                                                                                                   ------       ------
        Increase to land and assessment bonds payable                                              $   34       $   82
        Write-off of fully depreciated property                                                     7,027        1,362
        Write-off of fully depreciated furniture, fixtures and equipment                              204           89
        Write-off of fully amortized deferred financing and leasing costs                             921          281
        Restricted Stock grants, net of amortization                                                2,019           --
        Capital recorded in relation to properties acquired with Operating Partnership Units        8,638           --

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

        RESULTS OF OPERATIONS

        The following comparison is of the Company's consolidated operations for the three month period ended March 31, 2000, as compared to the corresponding period ended March 31, 1999 (amounts in tables are presented in millions).



                                                              THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------------
           Rental Revenues                                                                   CHANGE
           ---------------                                                        --------------------------
                                               2000              1999                $                   %
                                              ------            ------            ------              ------
               1999 Core Portfolio            $155.3            $141.8            $ 13.5                 9.5%
               1999 Acquisitions                 4.1               0.6               3.5               583.3
               2000 Acquisitions                 0.8                --               0.8                  --
               Developments                      6.9               0.8               6.1               762.5
               Dispositions                      0.3               6.0              (5.7)              (95.0)
                                              ------            ------            ------              ------
                                              $167.4            $149.2            $ 18.2                12.2%
                                              ======            ======            ======              ======

For the quarter ended March 31, 2000 rental revenues increased by $18.2 million. $13.5 million of the rental revenue increase is generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999 and still owned at March 31, 2000. The increase in the 1999 Core Portfolio revenue was attributable to higher rental rates realized on the renewal and re-leasing of the Company's rentable space.

During the quarter, the Company completed 348 lease transactions for the renewal and re-lease of 2.1 million square feet of second generation space. Rollover effective rent growth on these leases was on average, 60.2% higher than the previous rents received on those same spaces. This rent growth is the measurement of the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces.

The Developments contributed $6.1 million to the rental revenue increase for the quarter. This increase in income is due to the growing occupancy levels of the completed developments. The Developments include both properties completed and added to the Company's portfolio of stabilized properties, as well as properties currently in the development pipeline. The Company considers properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. The Company's development pipeline at March 31, 2000 consists of seventeen properties totaling 2.7 million square feet and representing an estimated cost of $471.7 million. These developments were 81.4% preleased at March 31, 2000.

The 1999 Acquisitions contributed $3.5 million to the rental revenue increase for the quarter. During 1999, the Company acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million. The properties were acquired at various dates throughout the year, therefore a full quarter's worth of revenue and expense may not be reflected in the three months ended March 31, 2000.

The 2000 Acquisitions contributed $0.8 million of the increase in rental revenues for the quarter ended March 31, 2000. The 2000 Acquisitions include two office properties totaling 334,625 square feet for a total investment of $79.5 million. These properties were acquired on various dates throughout the quarter and, as such, a full quarter's revenues and expenses were not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The increases in rental revenues are partially offset by a decrease of $5.7 million attributable to properties which the Company disposed of during the three months ended March 31, 2000. The 2000 Dispositions took place at various dates during the quarter, therefore a full quarter's worth of revenues and expenses may not be reflected in the 2000 rental revenues. During the quarter the Company disposed of four properties totaling 648,030 square feet and two land parcels. Three properties totaling 600,708 square feet represent the continuing disposition of approximately 3.6 million square feet of the Seattle industrial portfolio. To date, 2.8 million square feet of this portfolio has been disposed.


                                                                  THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------------------------
                                                                                             CHANGE
                                                                                    -----------------------
                                                     2000            1999             $                 %
                                                    ------          ------          ------            ----
               Interest and Other Income            $  2.1          $  1.4          $  0.7            50.0%


Interest and other income increased due to additional management fees collected from outside parties, and from interest income on deposits held in escrow from sold properties. Average cash balances for the three month period ended March 31, 2000 were $20.9 million and for 1999 were $21.9.


                                                         THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------
                                                                                     CHANGE
                                                                              -----------------------
          Property Operating Expenses        2000            1999               $                  %
          ---------------------------       -----            -----            -----             -----
               Rental Expenses              $35.5            $31.6            $ 3.9              12.3%
               Real Estate Taxes             12.5             11.6              0.9               7.8
                                            =====            =====            =====             =====
                                            $48.0            $43.2            $ 4.8              11.1%
                                            =====            =====            =====             =====

                                                                     THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------------------------
                                                                                                 CHANGE
                                                                                         ------------------------
               Property Operating Expenses             2000              1999              $                  %
               ---------------------------            -----             -----            -----              -----
                     1999 Core Portfolio              $44.4             $41.2            $ 3.2                7.8%
                     1999 Acquisitions                  1.3               0.2              1.1              550.0
                     2000 Acquisitions                  0.2                --              0.2                 --
                     Developments                       2.0               0.7              1.3              185.7
                     Dispositions                       0.1               1.1             (1.0)             (90.9)
                                                      -----             -----            -----              -----
                                                      $48.0             $43.2            $ 4.8               11.1%
                                                      =====             =====            =====              =====
               Property Operating Expenses
                  as % of Rental Revenues              28.7%             29.0%
                                                      =====             =====


        The overall increase in rental expenses and real estate taxes, collectively referred to as "property operating expenses", is primarily a result of the growth in the square footage of the Company's portfolio of office properties, as well as higher compensation costs included in the Company's rental expenses. These increases are consistent with the increases in rental revenue.

        Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following table:



                                                                THREE MONTHS ENDED MARCH 31,
                                              ------------------------------------------------------------------
                                                                                               CHANGE
                                                                                    ----------------------------
       Net Operating Income                     2000               1999                $                    %
       --------------------                   -------            -------            -------              -------
               1999 Core Portfolio            $ 110.9            $ 100.6            $  10.3                 10.2%
               1999 Acquisitions                  2.8                0.4                2.4                600.0
               2000 Acquisitions                  0.6                 --                0.6                   --
               Developments                       4.9                0.1                4.8              4,800.0
               Dispositions                       0.2                4.9               (4.7)               (95.9)
                                              -------            -------            -------              -------
                                              $ 119.4            $ 106.0            $  13.4                 12.6%
                                              =======            =======            =======              =======


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                -----------------------------------------------------------
                                                                                                              CHANGE
                                                                                                   ------------------------
       Other Expenses                                             2000             1999            $ CHANGE             %
       --------------                                           -------           -------          --------           -----

               Interest Expense, including
                  Amortization of Finance Costs                 $  31.3           $  28.8           $  2.5             8.7%
               Depreciation and Amortization Expense               30.4              25.4              5.0            19.7
               G & A Expenses                                       6.6               5.6              1.0            17.9
               G & A Expenses as % of
                  Rental Revenues                                   3.9%              3.8%
               Capitalized Interest                             $   5.4           $   5.0


        Interest expense increased due to a higher total average outstanding debt balance in the first quarter of 2000. This increase is the net effect of additions to interest expense from additional note offerings, which occurred during the second quarter of 1999, offset by lower balances in the Company's unsecured short-term borrowings and a slight increase in interest capitalized in relation to the Developments that the Company had in process. The average outstanding debt for the three months was $2.0 billion in 2000 compared to $1.9 billion in 1999.

        Depreciation and amortization expense increased by $5.0 million for the three month period ended March 31, 2000, compared with the same period in 1999, due primarily to the 1999 Acquisitions and the Developments.

        General and administrative expenses increased by $1.0 million for the three month period ended March 31, 2000 as compared with the same period in 1999, primarily as a result of increases in salaries given current wage pressures experienced on the West Coast. General and administrative expenses during 2000 have, however remained consistent with 1999 levels on a percentage of revenue basis.


                                                                      THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------------------------
                                                                                                   CHANGE
                                                                                         -----------------------
                                                         2000              1999          $ CHANGE            %
                                                        -------          -------         --------           ----
               Income from Operations before
                  Disposition of Real Estate
                  and Minority Interests                $  53.3          $  47.6          $  5.7            12.0%

        The increase in income from operations before disposition of real estate and minority interests of $5.7 million for the three month period ended March 31, 2000 is principally due to rent increases in the 1999 Core Portfolio, 1999 Acquisitions and the Developments.

        During the first quarter of 2000, the Company recorded gains on the dispositions of two land parcels and four industrial properties totaling $22.2 million (see Note 3 to the consolidated statements).

        LIQUIDITY AND CAPITAL RESOURCES

        For the quarter ended March 31, 2000, the Company generated $96.3 million in cash flows from operating activities. These cash flows were primarily generated by net income provided by its operating properties. The cash flows from investing activities of ($56.2) million was the net effect of the additions of real estate assets offset by proceeds from the disposition of assets. The cash flows from financing activities of ($45.7) million can be attributed to the payments of dividends and distributions. During the first three months of 2000, net cash provided by financing activities consisted of net borrowings of approximately $10.0 million under its Facility and principal payments of $4.0 million on mortgage loans. Payments of dividends and distributions increased by $2.3 million due to a 14.8% increase in common share and operating partnership unit distribution rate to $.70 per share and unit for 2000 from $.61 per share in 1999, as well as a higher number of common and preferred shares outstanding.

        The principal sources of funding for acquisitions, development, expansion and renovation of the properties and debt maturities are the Company's unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. The Company believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

        At March 31, 2000, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its Facility provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

        As of March 31, 2000, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027. The Company is currently in compliance with all of the covenants in the unsecured note agreements.

        The Company has a $250.0 million Unsecured Line of Credit Facility, or Facility, bearing interest at the London Interbank Offering Rate plus .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Company to request bids from the lenders for advances up to $150.0 million. At March 31, 2000, the Company had $73.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Company is currently in compliance with all of the covenants in the Facility.

        In addition to the unsecured debt securities and the Facility, the Company has $93.3 million of secured indebtedness (the "Mortgages") at March 31, 2000. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $9.7 million of assessment bonds outstanding as of March 31, 2000.

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

        Pursuant to the National Association of Real Estate Investment Trusts revised definition of Funds from Operations, the Company calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company eliminates the effect of straight-line rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

        Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of dilutive Series A Preferred Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)



                                                                                    Three Months Ended
                                                                                ------------------------------
                                                                                March 31,            March 31,
                                                                                  2000                 1999
                                                                                ---------            ---------
        Income from operations before disposition of real estate
        and minority interests:                                                 $ 53,257             $ 47,594
        Dividends on Series B Preferred Stock                                     (2,510)              (2,510)
        Dividends on Series C Preferred Stock                                     (2,953)              (2,953)
        Dividends on Series E Preferred Stock                                     (2,000)              (2,000)
        Distributions on Preferred Operating Partnership Units                    (1,441)              (2,527)
                                                                                --------             --------
           Income from Operations after Series B, C and E dividends,
           and Preferred Operating Partnership Unit distributions                 44,353               37,604
                                                                                --------             --------
        Add:
           Depreciation and Amortization                                          30,064               25,102
           Other, net                                                                422                   38
                                                                                --------             --------
              Funds from Operations before Straight-line rent                     74,839               62,744
                                                                                --------             --------
           Straight-line rent                                                     (2,420)              (2,548)
                                                                                --------             --------
           Funds from Operations                                                $ 72,419             $ 60,196
                                                                                ========             ========

        Weighted average diluted share equivalents outstanding                    76,141               73,919
                                                                                ========             ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company uses fixed and variable rate debt to finance its operations. The information below summarizes the Company's market risks associated with debt outstanding as of March 31, 2000. The following table presents principal cash flows and related weighted average interest rates by year of maturity.



                                                   EXPECTED MATURITY DATE
                                                       (in millions)

                                     2000          2001          2002           2003        2004      THEREAFTER       TOTAL
                                  ---------     ---------     ---------         ----     ---------    ----------     ---------
        Fixed Rate Debt(1)        $   100.0     $   151.3     $   110.0          --      $   300.0     $ 1,268.5     $ 1,929.8
        Average Interest Rate          6.65%         7.22%         6.95%         --           6.83%         7.29%         7.16%
        Variable Rate Debt(2)            --     $    73.0            --          --             --            --     $    73.0
        Average Interest Rate            --          6.77%           --          --             --            --          6.77%

        (1)     Represents 96.4% of all debt outstanding.

        (2)     Represents 3.6% of all debt outstanding.

        The carrying amount of the Company's debt approximates fair value. The Company's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At March 31, 2000, the Company had no interest rate caps or swaps.

        PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)     Exhibits

                The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

        Exhibit Number

        27.1    Financial Data Schedule (EDGAR Filing Only)

        (B)     Reports on Form 8-K

                None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                           Spieker Properties, Inc.
                                           (Registrant)




Dated: May 12, 2000                        /s/  Elke Strunka
                                           ----------------------------------
                                           Elke Strunka
                                           Vice President and
                                           Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
   27.1           Financial Data Schedule