Form 10-Q
period 2000-06-30
SPIEKER PROPERTIES INC
filed 2000-08-14
CIK 911361

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-12528

                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MARYLAND                             94-3185802
       -------------------------------             -------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

    2180 SAND HILL ROAD, MENLO PARK, CA                  94025
  ----------------------------------------             ----------
  (Address of principal executive offices)             (Zip code)


                                 (650) 854-5600
                               ------------------
              (Registrant's telephone number, including area code)

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


65,450,216 shares of Common Stock, $0.0001 par value as of August 7, 2000.

Page 1 of 22
Exhibit Index is located on page 22.

                            SPIEKER PROPERTIES, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION

                                                                                               Page
                                                                                                No.
                                                                                               ----
   Item 1. Financial Statements (unaudited) ..............................................       3

           Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999 ........       4
           Consolidated Statements of Operations for the Three months and
             Six months ended June 30, 2000 and 1999 .....................................       6
           Consolidated Statement of Stockholders' Equity for the Six months ended
             June 30, 2000 ...............................................................       7
           Consolidated Statements of Cash Flows for the Six months ended
             June 30, 2000 and 1999 ......................................................       8
           Notes to Consolidated Financial Statements ....................................       9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ....................................................................      14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................      20

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ..............................................      21
   Signatures ............................................................................      22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited consolidated financial statements of Spieker Properties, Inc. (the "Company"):

        (i)     Consolidated Balance Sheets as of June 30, 2000, and December
                31, 1999

        (ii) Consolidated Statements of Operations for the Three months and Six months ended June 30, 2000 and 1999

        (iii) Consolidated Statement of Stockholders' Equity for the Six months ended June 30, 2000

        (iv) Consolidated Statements of Cash Flows for the Six months ended June 30, 2000 and 1999

        (v)     Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and report on Form 10-Q for the quarterly period ended March 31, 2000.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999
                        (unaudited, dollars in thousands)

                                     ASSETS



                                                                         June 30, 2000     December 31, 1999
                                                                         -------------     -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests ..................      $   829,464          $   816,136
  Buildings and improvements .......................................        3,286,873            3,174,430
  Construction in progress .........................................          192,974              180,407
                                                                          -----------          -----------
                                                                            4,309,311            4,170,973
  Less - Accumulated depreciation ..................................         (353,110)            (316,240)
                                                                          -----------          -----------
                                                                            3,956,201            3,854,733
                                                                          -----------          -----------
  Land held for investment .........................................          109,664              125,356
  Investments in mortgages .........................................           11,154               18,725
  Properties held for disposition, net .............................          132,148               89,220
                                                                          -----------          -----------
     Net investments in real estate ................................        4,209,167            4,088,034

CASH AND CASH EQUIVALENTS ..........................................           52,820               17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
  $1,998 as of June 30, 2000 and $2,139 as of December 31, 1999 ....            5,392                4,846

DEFERRED RENT RECEIVABLE ...........................................           28,753               22,911

RECEIVABLE FROM AFFILIATES .........................................               31                  144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $25,339 as of June 30, 2000 and $20,901 as
  of December 31, 1999 .............................................           64,294               59,655


FURNITURE, FIXTURES AND EQUIPMENT, net .............................            5,572                5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS ..........           22,791               50,091

INVESTMENT IN AFFILIATES ...........................................           20,506               20,583
                                                                          -----------          -----------
                                                                          $ 4,409,326          $ 4,268,485
                                                                          ===========          ===========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30, 2000     December 31, 1999
                                                                     -------------     -----------------
DEBT
  Unsecured notes                                                     $ 1,836,500         $ 1,836,500
  Short-term borrowings                                                   145,494              63,012
  Mortgage loans                                                           89,175              97,331
                                                                      -----------         -----------
     Total debt                                                         2,071,169           1,996,843
                                                                      -----------         -----------

ASSESSMENT BONDS PAYABLE                                                    8,754              10,172
ACCOUNTS PAYABLE                                                           16,382              13,548
ACCRUED REAL ESTATE TAXES                                                   2,824               2,628
ACCRUED INTEREST                                                           34,418              28,634
UNEARNED RENTAL INCOME                                                     35,411              33,244
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                        54,797              46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                     78,062              76,192
                                                                      -----------         -----------
        Total liabilities                                               2,301,817           2,208,238
                                                                      -----------         -----------

MINORITY INTERESTS                                                        272,073             266,802
                                                                      -----------         -----------

STOCKHOLDERS' EQUITY:
  Series A Preferred Stock: convertible, cumulative, $.0001 par value, 1,000,000 shares authorized, issued and outstanding,
   $25,000 liquidation preference                                          23,949              23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and
   outstanding, $106,250 liquidation preference                           102,064             102,064
  Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000 shares authorized, issued and outstanding,
   $150,000 liquidation preference                                        145,959             145,959
  Series E Preferred Stock: cumulative, redeemable, $.0001 par value, 4,000,000 shares authorized, issued and outstanding,
   $100,000 liquidation preference                                         96,401              96,401
  Common Stock: $.0001 par value, 660,500,000 shares authorized,
   65,387,491 and 64,961,052 shares issued and outstanding
   as of June 30, 2000, and December 31, 1999, respectively                     6                   6
  Excess Stock: $.0001 par value per share, 330,000,000 shares
   authorized, no shares issued or outstanding                                 --                  --
  Additional paid-in capital                                            1,418,444           1,400,550
  Deferred compensation                                                    (7,690)             (6,347)
  Retained earnings                                                        56,303              30,863
                                                                      -----------         -----------
     Total stockholders' equity                                         1,835,436           1,793,445
                                                                      -----------         -----------
                                                                      $ 4,409,326         $ 4,268,485
                                                                      ===========         ===========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (unaudited, dollars in thousands, except share amounts)


                                                        Three Months Ended           Six Months Ended
                                                             June 30                     June 30
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
REVENUES:
  Rental income                                       $182,097      $156,895      $349,511      $306,109
  Interest and other income                              1,932         1,838         4,031         3,272
                                                      --------      --------      --------      --------
                                                       184,029       158,733       353,542       309,381
                                                      --------      --------      --------      --------
OPERATING EXPENSES:
  Rental expenses                                       37,902        35,773        73,412        67,414
  Real estate taxes                                     12,958        11,493        25,455        23,047
  Interest expense, including amortization of
   deferred financing costs                             33,423        29,905        64,687        58,710
  Depreciation and amortization                         31,404        27,100        61,820        52,504
  General and administrative expenses                    7,006         5,746        13,575        11,396
                                                      --------      --------      --------      --------
                                                       122,693       110,017       238,949       213,071
                                                      --------      --------      --------      --------
  Income from operations before disposition of
   real estate and minority interests                   61,336        48,716       114,593        96,310
                                                      --------      --------      --------      --------

GAIN ON DISPOSITION OF REAL ESTATE                      15,468         4,665        37,677         9,831
                                                      --------      --------      --------      --------

  Income from operations before minority interests      76,804        53,381       152,270       106,141
                                                      --------      --------      --------      --------

MINORITY INTERESTS' SHARE OF NET INCOME                 (9,493)       (7,665)      (18,834)      (15,382)
                                                      --------      --------      --------      --------

  Net income                                            67,311        45,716       133,436        90,759
                                                      --------      --------      --------      --------

PREFERRED DIVIDENDS:
  Series A Preferred Stock                                (853)         (744)       (1,707)       (1,488)
  Series B Preferred Stock                              (2,510)       (2,510)       (5,020)       (5,020)
  Series C Preferred Stock                              (2,953)       (2,953)       (5,906)       (5,906)
  Series E Preferred Stock                              (2,000)       (2,000)       (4,000)       (4,000)
                                                      --------      --------      --------      --------
  Net income available to Common Stockholders         $ 58,995      $ 37,509      $116,803      $ 74,345
                                                      ========      ========      ========      ========

INCOME PER SHARE OF COMMON STOCK:
     Net income - basic                               $    .90      $    .59      $   1.79      $   1.17
                                                      ========      ========      ========      ========

     Net income - diluted                             $    .88      $    .59      $   1.76      $   1.16
                                                      ========      ========      ========      ========


DIVIDENDS PER SHARE:
  Series A Preferred Stock                            $    .85      $    .74      $   1.71      $   1.48
                                                      ========      ========      ========      ========

  Series B Preferred Stock                            $    .59      $    .59      $   1.18      $   1.18
                                                      ========      ========      ========      ========

  Series C Preferred Stock                            $    .49      $    .49      $    .98      $    .98
                                                      ========      ========      ========      ========

  Series E Preferred Stock                            $    .50      $    .50      $   1.00      $   1.00
                                                      ========      ========      ========      ========

  Common Stock, including Class C                     $    .70      $    .61      $   1.40      $   1.22
                                                      ========      ========      ========      ========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        (unaudited, dollars in thousands)


                                             Series A, B,
                                               C and E       Common     Common      Additional
                                              Preferred      Stock     Stock Par     Paid-in       Deferred    Retained
                                                Stock        Shares      Value       Capital     Compensation  Earnings    Total
                                             ------------  ----------  ---------    ----------   ------------  --------  ----------
BALANCE AT DECEMBER 31, 1999                 $ 368,373     64,961,052     $  6      $1,400,550      $ (6,347)  $ 30,863  $1,793,445

 Conversion of Operating Partnership Units          --        184,406       --           7,533            --         --       7,533
 Allocation to Minority Interests                   --             --       --           2,716            --         --       2,716
 Restricted Stock Grant                             --         86,004       --           3,179        (3,179)        --          --
 Exercise of Stock options                          --        156,029       --           4,466            --         --       4,466
 Deferred Compensation amortization                 --             --       --              --         1,836         --       1,836
 Dividends Declared                            (16,633)            --       --              --            --    (91,363)   (107,996)
 Net Income                                     16,633             --       --              --            --    116,803     133,436
                                             ---------     ----------     ----      ----------      --------   --------  ----------
BALANCE AT JUNE 30, 2000                     $ 368,373     65,387,491     $  6      $1,418,444      $ (7,690)  $ 56,303  $1,835,436
                                             =========     ==========     ====      ==========      ========   ========  ==========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (unaudited, dollars in thousands)


                                                                       Six Months Ended
                                                                            June 30
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $ 133,436       $  90,759
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                       61,820          52,504
  Amortization of deferred financing costs                             1,087           1,204
  Loss from affiliate                                                     77              99
  Non-cash compensation                                                1,836             492
  Minority interests' share of net income                             18,834          15,382
  Gain on disposition of real estate                                 (37,677)         (9,831)
  (Increase) decrease in accounts receivable and other assets         (5,337)             14
  Decrease (increase) in receivable from affiliates                      112             (45)
  Decrease in assessment bonds payable                                  (506)           (472)
  Increase (decrease) in accounts payable and other accrued
   expenses and liabilities                                            5,872         (12,648)
  Increase in accrued real estate taxes                                  196             348
  Increase in accrued interest                                         5,784           7,856
                                                                   ---------       ---------
     Net cash provided by operating activities                       185,534         145,662
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                           (217,747)       (168,396)
  Reductions (additions) to deposits on properties, net               28,596         (14,142)
  Proceeds from investments in mortgages                               7,571              --
  Additions to leasing costs                                         (11,792)         (6,718)
  Proceeds from disposition of real estate                            80,394          63,615
  Distributions from affiliates                                           --             134
                                                                   ---------       ---------
     Net cash used for investing activities                         (112,978)       (125,507)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                 102,493         535,000
  Payments of financing fees, net of hedging proceeds                     --          (1,279)
  Payments on debt                                                   (28,242)       (430,859)
  Payments of dividends and distributions                           (115,567)       (109,548)
  Proceeds from stock options exercised                                4,466           2,069
                                                                   ---------       ---------
     Net cash used for financing activities                          (36,850)         (4,617)
                                                                   ---------       ---------

     Net increase in cash and cash equivalents                        35,706          15,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      17,114           4,916
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  52,820       $  20,454
                                                                   =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                           $  67,788       $  49,617


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                        (unaudited, dollars in thousands)


1.      ORGANIZATION AND BASIS OF PRESENTATION

As used herein, the terms "we", "us", "our", or the "Company" refers to collectively Spieker Properties, Inc., the Operating Partnership, and consolidated entities. We were organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of our initial public offering on November 18, 1993. We qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of June 30, 2000, Spieker Properties, Inc. owned an approximate 88.1% general and limited partnership interest in Spieker Properties, L.P., referred to as the "Operating Partnership".

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 2000, and December 31, 1999, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. Our investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary, and our investment in Spieker Griffin/W9 Associates, LLC, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The consolidated financial statements as of, and for the three and six months ended June 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to SEC rules or regulations; however, we believe that adequate disclosures have been made.

The interim results for the three and six months ended June 30, 2000 and 1999, are not necessarily indicative of results for the full year. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the three month period ended March 31, 2000.

Land Held for Investment

Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of June 30, 2000, were approximately $22.6 million.

Minority Interests

Minority interests in the Company includes the limited partners' interest in the Operating Partnership of approximately 11.9% at June 30, 2000 and 12.0% at December 31, 1999. Minority interest also includes Preferred Series D units of $75,000 as of June 30, 2000 and December 31, 1999.

Net Income Per Share of Common Stock

Per share amounts are computed using the weighted average common shares outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of stock options and Series A Preferred Stock. Series A Preferred Stock was dilutive all periods except for the six month period ended June 30, 1999 when it was antidilutive. The basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2000 and 1999 are as follows:

                           Basic Weighted Average     Diluted Weighted Average
                          Common Shares Outstanding  Common Shares Outstanding
                          -------------------------  -------------------------
Three Months Ended:
  June 30, 2000                  65,302,786                  67,977,790
  June 30, 1999                  63,322,217                  65,363,882

Six Months Ended:
  June 30, 2000                  65,187,053                  67,612,848
   June 30, 1999 (1)             63,272,990                  65,206,549

--------

(1) Includes the weighted average effect of Class C Common Stock. The Class C Common Stock was converted into Common Stock during the first quarter of 1999.

Reclassifications

Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation with no effect on results of operations.

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

3.      ACQUISITIONS AND DISPOSITIONS

Acquisitions

We acquired the following properties, referred to as the "2000 Acquisitions", during the six months ended June 30, 2000.

                                                   Property   Total Rentable      Initial
Project Name             Region - Location          Type(1)    Square Feet        Cost(2)
-------------------      ---------------------     --------   --------------     --------
Larkspur Landing         Peninsula/North Bay -        O          189,040         $ 42,173
                         Larkspur, CA
Quadrant Plaza           Pacific Northwest -          O          145,585           33,465
                         Bellevue, WA
I-90 Bellevue I&II       Pacific Northwest -          O          134,235           27,745
                         Bellevue, WA                            -------         --------
                                                                 468,860         $103,383
                                                                 =======         ========

--------

(1)     "O" indicates office property.

(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

In addition to the projects listed above, we acquired an asset to be redeveloped in Southern California at an initial cost of $11,500 during the first quarter of 2000. In the second quarter of 2000 we acquired one parcel of land for development in the East Bay at an initial cost of $2,952.

During the six months ended June 30, 1999, we acquired three office properties totaling 445,935 square feet at an initial cost of $67,164. In addition, we acquired one parcel of land for development at an initial cost of $35,565.

Dispositions

We disposed of the following properties, referred to as the "Dispositions", during the six months ended June 30, 2000.

                                                                     Property   Total Rentable
Project Name                  Region - Location                       Type(1)     Square Feet
----------------------------- ------------------------------------   --------   --------------
12 Upper Ragsdale             Silicon Valley - Monterey, CA             I            17,592
Cascade Commerce Park         Pacific Northwest - Seattle, WA           I           340,125
City Commerce Park            Pacific Northwest - Seattle, WA           I           179,413
Commerce Park West            East Bay/Sacramento - Sacramento, CA      I            75,000
Commerce Park West III        East Bay/Sacramento - Sacramento, CA      L                 -(2)
Front Street                  East Bay/Sacramento - Sacramento, CA      I            47,322
Sea Tac Industrial Park       Pacific Northwest - Seattle, WA           I           186,259
Vasco Landing                 East Bay/Sacramento - Livermore, CA       L                 -(3)
Woodinville Corporate         Pacific Northwest - Woodinville, WA       I           170,793
Center I
Woodinville Corporate         Pacific Northwest - Woodinville, WA       I           250,502
Center III

--------

(1)     I- Industrial; L- Land.

(2)     Represents sale of approximately 4.7 acres.

(3)     Represents sale of approximately 0.8 acres.

The gross proceeds for land and property dispositions were $36,831 for the three months ended June 30, 2000, and $82,649 for the six months ended June 30, 2000. Cash proceeds, net of closing costs, received from the dispositions were $35,810 for the three months ended June 30, 2000 and $80,394 for the six months ended June 30, 2000. These proceeds were used to fund our recent acquisitions. Gain recognized on disposition of real estate was $15,468 for the three months ended June 30, 2000, and $37,677 for the six months ended June 30, 2000.

During the three months ended June 30, 1999, the gross proceeds for the land and property dispositions were $28,423 and $70,843 for the six months ended June 30, 1999. Included in the proceeds were $5,170 recognized in the first quarter of 1999 for a condemnation gain. Cash proceeds, net of closing costs, received from the disposition of the properties and land were $22,347 for the three months ended June 30, 1999 and $63,615 for the six months ended June 30, 1999.

4.      TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

We received $132 for the three months and $445 for the six months ended June 30, 2000, and $263 for the three months and $600 for the six months ended June 30, 1999, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC, or Spieker Partners. Certain officers of the Company are partners in Spieker Partners.

Receivable From Affiliates

The $31 receivable from affiliates at June 30, 2000, and the $144 at December 31, 1999, represent management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC, and Spieker Partners.

Investments in Mortgages

Investments in Mortgages of $11,154 at June 30, 2000 and $18,725 at December 31, 1999, are loans to Spieker Northwest, Inc., or SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income on the notes of $342 for the three months ended and $684 for the six months ended June 30, 2000, are included in interest and other income.

Investment in Affiliates

The investment in affiliates includes an investment in SNI. We own 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Company own 100% of the voting stock of SNI. At June 30, 2000, SNI owned 153,209 square feet of office and industrial property located in California. SNI also owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Additionally, investment in affiliates includes the 50.0% common interest in Spieker Griffin/W9 Associates, LLC. During the second quarter of 2000, our 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. was converted to common interest. This conversion brings our total common interest in Spieker Griffin/W9 Associates, LLC. to 50%. Spieker Griffin/W9, Associates, LLC. owns a 535,000 square foot office complex, located in Orange County, California, which we manage.


5.      PROPERTIES HELD FOR DISPOSITION

We continue to review our portfolio and our long-term strategy for properties. Over time we will dispose of assets that do not have a strategic fit within the portfolio. Included in properties held for disposition of $132,148 at June 30, 2000, are fourteen properties and three land parcels. One industrial property is located in the Pacific Northwest. Three industrial properties, one office property, and one land parcel are located in Southern California. Nine industrial properties and two land parcels are located in Northern California.

The following summarizes the condensed results of operations for the properties held for disposition at June 30, 2000, for the six months ended June 30, 2000 and 1999.

                                                        2000         1999
                                                      -------      -------
Revenues                                              $10,021      $ 9,282
Property Operating Expenses(1)                          2,190        2,212
                                                      -------      -------
Net Operating Income                                  $ 7,831      $ 7,070
                                                      =======      =======

----------
(1) Property Operating Expenses includes property related rental expenses and real estate taxes.


6.      DEBT

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2000           1999
                                                                                ----------    ------------
Unsecured investment grade notes, fixed interest rates varying from
   6.65% to 8.00%, payable semi-annually, due from 2000 to 2027                 $1,836,500     $1,836,500
Short-term borrowings, variable interest rates ranging from LIBOR
   plus 0.80% to LIBOR plus 1.25% due 2001 to 2003                                 145,494         63,012
Mortgage loans, fixed interest rates varying from 7.00% to 9.88%,                   89,175         97,331
   due 2001 to 2013(1)                                                          ----------     ----------
                                                                                $2,071,169     $1,996,843
                                                                                ==========     ==========

----------
(1) Mortgage loans generally require monthly principal and interest payments.

Short-term borrowings include a $250,000 unsecured Line of Credit, or the Facility, which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate referred to as LIBOR plus 0.80%. The one-month LIBOR at June 30, 2000, was 6.65%. The Facility also includes an annual administrative fee of $50 and an annual Facility fee of 0.20%. As of June 30, 2000 the amount drawn on the Facility was $133,000.

As of June 30, 2000, the short-term borrowings also include a $100,000 secured Development Facility which matures in May 2003. The Development Facility carries interest at the London Interbank Offering Rate plus 1.25%. The Development Facility includes an annual administrative fee of $35 and an unused Facility fee of 0.25%. As of June 30, 2000, the amount drawn on the Development Facility was $12,494.

Both the Facility and the Development Facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both the Facilities.

Our unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants in the unsecured note agreements governing this indebtedness.

                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                          ------------------     -----------------
                                           2000        1999       2000       1999
                                          ------     -------     ------    -------
            Capitalized Interest          $4,055     $ 5,652     $9,444    $10,674


7.      DIVIDENDS AND DISTRIBUTIONS PAYABLE

The dividends and distributions payable at June 30, 2000, and December 31, 1999, represent amounts payable to the stockholders of record and distributions payable to the minority interest holders as of the same dates. The stockholders of record and minority interest holders are as follows:

                                          June 30, 2000    December 31, 1999
                                          -------------    -----------------
Shares of:
     Common Stock                         65,387,491         64,961,052
     Series A Preferred Stock              1,000,000          1,000,000
     Series B Preferred Stock              4,250,000          4,250,000
     Series C Preferred Stock              6,000,000          6,000,000
     Series E Preferred Stock              4,000,000          4,000,000
Units of:
     Minority Interest Holders             8,861,397          8,822,915
     Minority Interest Holders -           1,500,000          1,500,000
     Preferred

8.      RESTRICTED STOCK

Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of common stock of the Company pursuant to Restricted Stock Agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. As of June 30, 2000, a total of 288,713 restricted shares have been issued.

9.      SEGMENT INFORMATION

We have five reportable segments: Pacific Northwest; East Bay/Sacramento, California; Peninsula/NorthBay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies for the five regions are the same as those described in the summary of significant accounting policies. We evaluate performance based upon the combined net operating income of the properties in each segment. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental income and net operating income for the regions are not comparable, given the differing mixes of properties within the regions.

During the first quarter of 2000, the North-East Bay/Sacramento region was split into two regions. The two new regions are now called East Bay/Sacramento and Peninsula/North Bay. The 1999 rental income and net operating income disclosure below has been restated to reflect these new regions. Significant information for the reportable segments for the six months ended June 30, 2000, and 1999 is as follows:


                                               EAST BAY/   PENINSULA/
                                    PACIFIC   SACRAMENTO   NORTH BAY    SILICON     SOUTHERN
                                   NORTHWEST      (1)         (1)        VALLEY    CALIFORNIA     TOTAL
                                   ---------  ----------   ----------   --------   ----------   --------
2000 Rental Income                  $67,521    $58,768       $42,490     $82,528    $98,204     $349,511
1999 Rental Income                   65,964     45,919        34,700      71,356     88,170      306,109
2000 Net Operating Income(2)         47,673     42,014        30,335      65,533     65,089      250,644
1999 Net Operating Income(2)         47,050     31,758        24,163      55,707     56,970      215,648
2000 Additions to Properties(3)(4)   61,210         --        42,173          --         --      103,383
2000 Reductions to Properties(3)    (34,257)    (6,869)           --        (864)        --      (41,990)

------------
(1) The basis of the assets transferred from the split of the North-East Bay/Sacramento region was approximately $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/NorthBay Region.

(2) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income on the accompanying consolidated statements of operations.

(3) See Note 3 to the consolidated financial statements for the related square footage by region of the additions and reductions to properties.

(4) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

10.     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        ------------------
                                                                                         2000       1999
                                                                                        ------     -------

Increase to land and assessment bonds payable                                           $   34     $    82
Write-off of fully depreciated property                                                  9,376       3,476
Write-off of fully depreciated furniture, fixtures and equipment                           487         191
Write-off of fully amortized deferred financing and leasing costs                        1,576         767
Restricted Stock grants, net of amortization                                             1,343       3,473
Minority Interest reordered in relation to property acquisitions                         8,638          --
Debt assumed in relation to property acquisitions                                           --      29,475
Operating Partnership unit conversion to Common Stock                                    7,533          --


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in our other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The following comparison is of our consolidated operations for the three and six month periods ended June 30, 2000, as compared to the corresponding periods ended June 30, 1999 (amounts in tables are presented in millions).

                                   THREE MONTHS ENDED JUNE 30,
                         -------------------------------------------
                                                         CHANGE
                                                   -----------------
Rental Revenues             2000         1999         $          %
----------------         ---------    ---------    -------     -----

1999 Core Portfolio      $   162.3    $   146.7    $  15.6      10.6%
1999 Acquisitions              4.3          1.8        2.5     138.9
2000 Acquisitions              2.7           --        2.7
Developments                  12.1          2.4        9.7     404.2
Dispositions                   0.7          6.0       (5.3)    (88.3)
                         ---------    ---------    -------     -----
                         $   182.1    $   156.9    $  25.2      16.1%
                         =========    =========    =======     =====
Average Occupancy Rate        96.9%        96.1%
                         =========    =========

For the quarter ended June 30, 2000, rental revenues increased by $25.2 million. $15.6 million, or 61.9%, of the rental revenue increase is generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999, and still owned at June 30, 2000. The increase in the 1999 Core Portfolio revenue was attributable to higher rental rates realized on the renewal and re-leasing of our rentable space and a slight increase in occupancies. During the quarter, we completed 414 lease transactions for the renewal and re-lease of approximately
2.5 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 68.1% higher than the previous rents received on those same spaces. This rent growth is the measurement of the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces. Lease terms on leases signed during the quarter were 69.1 months on a weighted average basis.

The Developments contributed $9.7 million, or 38.5%, to the rental revenue increase over the same period last year. The Developments include both properties completed and added to our portfolio of stabilized properties, as well as properties currently in the development pipeline. We consider properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. During the three months ended June 30, 2000 we stabilized eight properties consisting of approximately 1.2 million square feet at estimated final costs of $197.5 million. Three of these properties stabilized earlier than planned and contributed to the increase in revenues. Our development pipeline at June 30, 2000, consists of eleven properties totaling approximately 2.1 million square feet and represents an estimated total cost of $461.2 million. The Developments were 73.0% preleased at June 30, 2000. Although certain properties in the development pipeline are shell complete and partially occupied, they are not considered stabilized.

The 2000 Acquisitions contributed $2.7 million of the increase in rental revenues over the same period as last year. For the three months ended June 30, 2000, the Company acquired one office property totaling 134,235 square feet for a total investment of $28.7 million. The property was acquired during the quarter and, as such, a full quarters revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The 1999 Acquisitions contributed $2.5 million to the rental revenue increase over the same period as last year. During 1999, we acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million. The properties were acquired at various dates throughout the year, therefore a full quarter's worth of revenue and expense may not be reflected in the three months ended June 30, 1999.

The increases in rental revenues are partially offset by a decrease of $5.3 million attributable to properties which we disposed of during the three months ended June 30, 2000. The Dispositions took place at various dates during the quarter, therefore a full quarter's worth of revenues and expenses may not be reflected in the 2000 rental revenues. During the quarter we disposed of four properties totaling 618,976 square feet (See Note 3 to the consolidated statements). Two properties totaling 526,384 square feet represent the continuing disposition of approximately 3.6 million square feet of the Seattle industrial portfolio. To date, 3.3 million square feet of this portfolio have been disposed.

                                   THREE MONTHS ENDED JUNE 30,
                         -------------------------------------------
                                                         CHANGE
                                                   -----------------
Rental Revenues             2000         1999         $          %
----------------         ---------    ---------    -------     -----
1999 Core Portfolio       $ 316.3      $ 288.1     $ 28.2        9.8%
1999 Acquisitions             8.4          2.4        6.0      250.0
2000 Acquisitions             3.6            -        3.6          -
Developments                 19.1          2.3       16.8      730.4
Dispositions                  2.1         13.3      (11.2)     (84.2)
                          --------    --------    -------      -----
                          $ 349.5       $306.1     $ 43.4       14.2%
                          ========    ========    =======      =====
Average Occupancy Rate        96.9%       96.1%
                          ========    ========

Rental revenues for the six months ended June 30, 2000, increased by $43.4 million. $28.2 million, or 65.0%, of the rental revenue increase is due to revenues generated by the 1999 Core Portfolio. The increase in the 1999 Core Portfolio revenue during the last six months was attributed to higher rollover rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the six months ended June 30, 2000 we completed 762 lease transactions for the renewal and re-lease of 4.7 million square feet of second generation space. On average, year-to-date, the new effective rates were 64.5% higher than the expiring coupon rent.

The Developments contributed $16.8 million, or 38.7%, to the rental revenue increase for the six months ended June 30, 2000. The 1999 Acquisitions contributed $6.0 million to the rental revenue increase, and the 2000 Acquisitions contributed $3.6 million. During the six months ended June 30, 2000, we have acquired three office properties totaling 468,860 square feet for a total investment of $108.2 million. These increases in rental revenues are partially offset by a decrease of $11.2 million attributable to the Dispositions.


                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               -----------------------------          -----------------------------
                                                   CHANGE                                 CHANGE
                                                 -----------                           ------------
                               2000     1999       $     %            2000     1999     $       %
                               ----     ----     ----   ----          ----     ----    ----    ----
Interest and other Income      $1.9     $1.8     $0.1    5.6%         $4.0     $3.3    $0.7    21.2%


Interest and other income during the comparable six month periods increased due to additional management fees collected from outside parties, and from interest income on deposits held in escrow from disposed properties. Average cash balances for the three month and six month periods ended June 30, 2000, were $30.2 million and $25.7 million, and for 1999 were $27.6 million and $24.8 million.

                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               -----------------------------          -----------------------------
                                                   CHANGE                                 CHANGE
                                                 -----------                           ------------
Property Operating Expenses    2000     1999       $     %            2000     1999     $       %
---------------------------    ----     ----     ----   ----          ----     ----    ----    ----
Rental Expenses               $37.9    $35.8     $2.1    5.9%        $73.4    $67.4    $6.0     8.9%
Real Estate Taxes              13.0     11.5      1.5   13.0          25.5     23.1     2.4    10.4
                              -----    -----     ----   ----         -----    -----    ----    ----
                              $50.9    $47.3     $3.6    7.6%        $98.9    $90.5    $8.4     9.3%
                              =====    =====     ====   ====         =====    =====    ====    ====

                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                               -----------------------------          -----------------------------
                                                   CHANGE                                 CHANGE
                                                 -----------                           ------------
Property Operating Expenses    2000     1999       $     %            2000     1999     $       %
---------------------------   -----    -----     ----  -----         -----    -----    ----   -----
1999 Core Portfolio           $45.7    $44.5     $1.2    2.7%        $89.6    $85.5    $4.1     4.8%
1999 Acquisitions               1.3      0.6      0.7  116.7           2.6      0.7     1.9   271.4
2000 Acquisitions               0.7        -      0.7      -           1.1        -     1.1       -
Developments                    3.0      1.0      2.0  200.0           5.1      1.7     3.4   200.0
Dispositions                    0.2      1.2     (1.0) (83.3)          0.5      2.6    (2.1)  (80.8)
                              -----    -----     ----  -----         -----    -----    ----   -----
                              $50.9    $47.3     $3.6    7.6%        $98.9    $90.5    $8.4     9.3%
                              =====    =====     ====  =====         =====    =====    ====   =====
Property Operating Expenses
  as % Of Rental Revenues      28.0%    30.1%                         28.3%    29.6%
                               =====    =====                         =====    =====


The overall increase in rental expenses and real estate taxes, collectively referred to as "property operating expenses," is primarily a result of the growth in the square footage of our portfolio of office properties, as well as higher compensation costs included in rental expenses. These increases are consistent with the increases in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," are presented in the following table:


                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                             ---------------------------------         --------------------------------
                                                    CHANGE                                   CHANGE
                                                --------------                          ---------------
Net Operating Income          2000     1999       $        %           2000     1999      $        %
--------------------         ------   ------    -----    -----        ------   ------   -----    ------
1999 Core Portfolio          $116.6   $102.2    $14.4     14.1%       $226.7   $202.6   $24.1      11.9%
1999 Acquisitions               3.0      1.2      1.8    150.0           5.8      1.7     4.1     241.2
2000 Acquisitions               2.0        -      2.0        -           2.5        -     2.5         -
Developments                    9.1      1.4      7.7    550.0          14.0      0.6    13.4    2233.3
Dispositions                    0.5      4.8     (4.3)   (89.6)          1.6     10.7    (9.1)    (85.0)
                             ------   ------    -----    -----        ------   ------   -----    ------
                             $131.2   $109.6    $21.6     19.7%       $250.6   $215.6   $35.0      16.2%
                             ======   ======    =====    =====        ======   ======   =====    ======

                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                             ---------------------------------         --------------------------------
                                                    CHANGE                                   CHANGE
                                                --------------                          ---------------
Other Expenses                2000     1999       $        %           2000     1999      $        %
--------------               ------   ------    -----    -----        ------   ------   -----    ------
Interest Expense, including
  Amortization of Deferred
  Financing Costs             $33.4    $29.9     $3.5     11.7%        $64.6    $58.7    $5.9      10.1%
Depreciation and
Amortization Expense           31.4     27.1      4.3     15.9          61.8     52.5     9.3      17.7
G&A Expenses                    7.0      5.7      1.3     22.8          13.6     11.4     2.2      19.3
G&A Expenses as %
  of Rental Revenues            3.8%     3.6%                            3.9%     3.7%
Capitalized Interest           $4.1     $5.7                            $9.4    $10.7


Interest expense increased due to the net effect of; additions to interest expense from additional note offerings, which occurred during the second quarter of 1999, offset by lower balances in our unsecured short-term borrowings and a slight decrease in interest capitalized in relation to the Developments we had in process. The average outstanding debt for the three and six months ended June 30, 2000, was $2.0 billion and $2.0 billion, which was comparative to the three months in 1999 while for the six months ended June 30, 1999, the average outstanding debt was $1.9 billion.

Depreciation and amortization expense increased by $4.3 million for the three month period and $9.3 million for the six month period ended June 30, 2000, compared with the same periods in 1999, due primarily to the 1999 Acquisitions and the Developments.

General and administrative expenses increased by $1.3 million for the three month period and $2.2 million for the six month period ended June 30, 2000 as compared with the same periods in 1999, primarily as a result of increases in salaries given current wage pressures experienced on the West Coast. General and administrative expenses during 2000 have, however, remained relatively consistent with 1999 levels on a percentage of revenue basis.


                                 THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                             ---------------------------------         --------------------------------
                                                    CHANGE                                   CHANGE
                                                --------------                          ---------------
                              2000     1999       $        %           2000     1999      $        %
                             ------   ------    -----    -----        ------   ------   -----    ------
Income from operations
  before Disposition of
  Real Estate and
  Minority Interests         $61.3    $48.7     $12.6    25.9%        $114.6   $96.3    $18.3     19.0%


The increase in income from operations before disposition of real estate and minority interests of $12.6 million for the three month period and $18.3 million for the six month period ended June 30, 2000 is principally due to rent increases in the 1999 Core Portfolio, 1999 Acquisitions and the Developments.

During the first six months of 2000, we recorded gains on the dispositions of two land parcels and eight industrial properties totaling $37.7 million (see
Note 3 to the consolidated statements).

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, we generated $185.5 million in cash flows from operating activities. These cash flows were primarily generated by net income provided by our operating properties. The cash flows from investing activities of ($112.9) million was the net effect of the cost of additions of real estate assets offset by proceeds from the disposition of assets. The cash flows from financing activities of ($36.9) million can be attributed to the payments of dividends and distributions offset by additional borrowings. During the first six months of 2000, net cash used by financing activities included net borrowings of approximately $70.0 million under our Facility, $12.5 million under our Development Facility and principal payments of $8.2 million on mortgage loans. Payments of dividends and distributions increased by $6.0 million due to a 14.8% increase in common share dividends and Operating Partnership unit distributions to $1.40 per share and unit for the first six months in 2000 from $1.22 per share and unit in 1999, as well as a higher number of common shares outstanding.

Our principal sources of funding for acquisitions, development, expansion and renovation of the properties and debt maturities are unsecured and secured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. We believe that our liquidity and our ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At June 30, 2000, we had no material commitments for capital expenditures related to the renewal or re-leasing of space. We believe that the cash provided by operations and our Facilities provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.


As of June 30, 2000, the Operating Partnership had $1.8 billion of investment grade rated, unsecured debt securities outstanding. The debt securities have fixed interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. We are currently in compliance with all of the covenants in the unsecured note agreements.

We have a $250.0 million Unsecured Line of Credit Facility, or the Facility, bearing interest at the London Interbank Offering Rate plus 0.80%. The Facility matures in August 2001 and has a competitive bid option that allows us to request bids from the lenders for advances up to $150.0 million. At June 30, 2000, we had $133.0 million outstanding under the Facility.

During the quarter ended June 30, 2000, the Company obtained additional short-term borrowings of $100.0 million in the form of a secured Development Facility. The Development Facility carries interest at the London Interbank Offering Rate plus 1.25% and matures in May 2003. At June 30, 2000, the amount drawn on the Development Facility was $12.5 million.

The Facility and the Development Facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants of the Facilities.

In addition to the unsecured debt securities and the Facilities, we have $89.2 million of secured indebtedness (the "Mortgages") outstanding at June 30, 2000. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. We also have $8.8 million of assessment bonds payable as of June 30, 2000.

We have the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity to issue up to $413.5 million in debt securities.

FUNDS FROM OPERATIONS

We consider Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles, or GAAP, and Funds from Operations should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of our cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to our calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trust's revised definition of Funds from Operations, the Company calculates Funds from Operations by adjusting income from operations before disposition of real estate and minority interests, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. We do not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, we eliminate the effect of straight-line rents, as defined under GAAP, in our Funds from Operations calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

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


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                    Six Months Ended
                                                              -------------------------------
                                                              June 30, 2000     June 30, 1999
                                                              -------------     -------------
Income from operations before disposition of
 real estate and minority interests:                            $114,593           $96,310
Dividends on Series B Preferred Stock                             (5,020)           (5,020)
Dividends on Series C Preferred Stock                             (5,906)           (5,906)
Dividends on Series E Preferred Stock                             (4,000)           (4,000)
Distributions on Preferred Operating Partnership Units            (2,883)           (4,924)
                                                                --------          --------
 Income from Operations after preferred
 dividends and distributions                                      96,784            76,460
                                                                --------          --------
Add:
 Depreciation and Amortization                                    61,127            51,830
 Other, net                                                        1,030               328
                                                                --------          --------
   Funds from Operations before Straight-line rent               158,941           128,618
                                                                --------          --------
 Straight-line rent                                               (5,907)           (5,223)
                                                                --------          --------
 Funds from Operations                                          $153,034          $123,395
                                                                ========          ========

Weighted average diluted share equivalents outstanding            76,515            74,077
                                                                ========          ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information below summarizes our market risks associated with our fixed and variable rate debt outstanding as of June 30, 2000. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                                  2000         2001        2002        2003        2004        THEREAFTER      TOTAL
                                 ------       ------      ------       -----       ------      ----------     --------

 Fixed Rate Debt(1)              $100.0       $147.6      $110.0           -       $300.0       $1,268.1      $1,925.7
 Average Interest Rate             6.65%        7.22%       6.95%          -         6.83%          7.29%         7.16%
 Variable Rate Debt(2)                -       $133.0           -       $12.5            -              -      $  145.5
 Average Interest Rate                -         7.21%          -        8.06%           -              -          7.28%

------------
(1)     Represents 93.0% of all debt outstanding.

(2)     Represents 7.0% of all debt outstanding.

The carrying amount of our debt approximates fair value. Our fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At June 30, 2000, we had no interest rate caps or swaps.

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




                                           Spieker Properties, Inc.
                                           (Registrant)




Dated: August 14, 2000                     /s/  CARY ANDERSON
                                           -------------------------------------
                                           Cary Anderson
                                           Vice President and
                                           Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number
--------------
    27.1        Article 5 Financial Data Schedule (EDGAR Filing Only)