Form 10-K
period 2000-12-31
SPIEKER PROPERTIES INC
filed 2001-03-23
CIK 911361

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-12528

                            SPIEKER PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   MARYLAND                                         94-3185802
------------------------------------------------                 -----------------
      (State or other jurisdiction of                              (IRS Employer
       incorporation or organization)                            Identification No.)


                2180 SAND HILL ROAD, MENLO PARK, CA                              94025
---------------------------------------------------------------------         ----------
              (Address of principal executive offices)                        (Zip Code)

                                 (650) 854-5600
                          ----------------------------
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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of March 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,754,500,291. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 16, 2001, 65,969,927 shares of Common Stock ($.0001 par value) were outstanding.

                                TABLE OF CONTENTS

                                    FORM 10-K



                                                                                       Page No.
                                                                                       --------
PART I

   Item 1  Business ..................................................................   19
   Item 2  Properties ................................................................   19
   Item 3  Legal Proceedings .........................................................   19
   Item 4  Submission of Matters to a Vote of Security Holders .......................   19

PART II

   Item 5  Market for Registrant's Common Stock and Related Stockholder Matters ......   19
   Item 6  Selected Financial Data ...................................................   20
   Item 7  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...............................................   22
   Item 7A Quantitative and Qualitative Disclosures about Market Risk ................   33
   Item 8  Financial Statements and Supplementary Data ...............................   33
   Item 9  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure ................................................   33

PART III

   Item 10 Directors and Executive Officers of the Registrant ........................   34
   Item 11 Executive Compensation ....................................................   39
   Item 12 Security Ownership of Certain Beneficial Owners and Management ............   48
   Item 13 Certain Relationships and Related Transactions ............................   49

PART IV

   Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K .........   50



LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 51

   This document consists of 84 pages, plus exhibits attached hereto.

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

We are one of the largest owners and operators of office and industrial properties located in selected West Coast markets. These markets are primarily located in greater Seattle, Washington; greater Portland, Oregon; Northern California and Southern California. We are a self-managed and self-administrated real estate investment trust, or REIT. We were formed to continue and expand the real estate activities, including the acquisition, development, management and leasing of the properties, of our predecessor firm, which launched in 1970. With the contributions of the properties from Spieker Partners, we commenced operations with the completion of our initial public offering in November 1993. Substantially all of our business activities are conducted through the Operating Partnership in which we owned an approximate 88.2% general and limited partnership, interest at December 31, 2000.

As of December 31, 2000, we owned 37.7 million square feet of commercial real estate, which was 97.4% occupied. The portfolio mix consists of 24.9 million square feet of office property and 12.8 million square feet of industrial property. We acquired six office properties totaling 1.5 million square feet and completed the development of fourteen properties totaling 2.0 million square feet during the year. In the development pipeline at year-end, we had six office and one industrial properties totaling 1.7 million square feet, which were 69.0% preleased.

BUSINESS STRATEGY

Our principal objective is to increase shareholder value by achieving sustainable, long-term growth in Funds from Operations per share through maximizing the return on each dollar of capital invested and building value in the portfolio by the following focused and consistent business strategies.

Quality Office and Industrial Properties

With over 30 years of experience in owning and operating commercial properties, our management team possesses the in-depth knowledge necessary to assess the attributes that determine a property's long-term viability. We own and invest in high quality office and industrial properties that possess qualities that are competitive in the marketplace in both the short and long-term.

We focus on differentiating our properties from those of nearby competitors to maximize their allure to potential customers. Important differentiating characteristics in our office buildings include efficient suite layouts, ample glass lines, well designed and maintained common areas, and convenient elevators and parking. Further differentiation is achieved through amenities and services provided such as on-site management offices, conference rooms, health clubs, and broadband services. Distribution properties are designed with ample clear heights, multiple dock facilities, appropriate truck staging, and high-capacity sprinkler systems. In our light industrial and R&D properties we also use landscaping and exterior glass walls to increase attractiveness.

Flexible, Multi-Tenant Properties

We focus on properties which will appeal to a broad range of potential tenants. These properties are easily divisible and can accommodate new tenants of various sizes. This flexibility also enables us to meet the needs of existing tenants by accommodating their expansion and contraction needs. In addition to flexibility, we also focus on multi-tenant usage of our properties. Our experience is that multi-tenant properties help maintain high occupancy rates, particularly when market conditions are less favorable, as well as helping control the cost of re-tenanting space.

Invest in Growing Regions

We seek to invest in regions with diverse and active economies that possess strong prospects for sustained long-term economic growth. We believe that California and the Pacific Northwest possess attributes such as, the ability to attract new capital, growing populations with a well-educated employee base, excellent universities and quality of life, and well-developed infrastructures that will contribute to continued economic growth. Within these growing regions we focus our activities in the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have proven to be desired locations for a large number of businesses.

Submarket Concentration

In the specific local submarkets in which we operate, we seek to be one of the more significant commercial landlords in that submarket. We believe that we have achieved significant market penetration within a number of submarkets in which we operate. By achieving concentrated market positions, we can offer prospective tenants a variety of property options and can accommodate the growth of existing tenants. This strategy also gives us a measure of control over the rental rates achieved and capital expenditures incurred in leasing space.

Superior Level of Service

We believe in providing a superior level of service to our customers, which will allow them to focus on their business rather than on property issues. To achieve this level of service, our office property managers and customer service personnel are located on-site, providing tenants with convenient direct access to a team that can respond quickly to the customer's needs. These on-site teams enable the properties to be well maintained and convey a sense of quality, order and security. This superior level of service and ultimate customer satisfaction translates to lower customer turnover, higher occupancy levels and higher rental rates.

Operating Efficiencies

We recognize the importance of creating operating efficiencies that add value to the portfolio and to the shareholder by utilizing opportunities created by our submarket concentrations as well as leveraging our relative size and scale.

By integrating properties in our submarkets, we have been able to pool our resources and maximize economies of scale, allowing our key operating personnel to concentrate their expertise on those specific markets and their particular local conditions. Minimizing project personnel requirements with the centralization of these properties has created additional cost savings.

We have utilized our relative size and purchasing ability to put in place several vendor related efficiency programs. These programs have been designed to ensure consistency in the quality of products purchased and services provided, to create operational cost savings, and to allow for the tracking of purchasing trends for future purchasing consolidation opportunities. These programs significantly reduce the number of vendors with whom we now do business and put cost and time saving efficiencies in place that the project teams can utilize in managing their projects. Additional efficiencies have been created in our accounting processes by limiting the number of vendors' invoices that must be managed.

Rent Growth

The continued strength in the West Coast economy during 2000 fueled the demand for quality commercial space in our markets. Healthy demand paired with modest levels of new supply has translated to upward pressure on market rents. This pressure provided us with the opportunity to generate strong mark-to-market rent growth during the year. This rent growth, measured as the difference between effective (average) rents on renewed and re-leased leases and the expiring coupon rent on those same spaces, was 79.2% for 2000.

At December 31, 2000, 68.0% of all leases in-place were scheduled to expire over the next four years. We expect to continue to capitalize on embedded rent growth, measured as the difference between existing in-place rents and current market rents, as these leases and future leases expire and as the spaces are either renewed or re-leased. There can be no assurances, however that as market conditions change rents in the future, that we will be able to realize all of the embedded rent growth.

Investment Activity

We strategically invest in real estate either through acquiring or through tax-free trades into existing properties or through the development of new properties. When evaluating potential investments, in addition to both the physical and location attributes, we also consider short and long-term returns on capital, total cost compared to replacement cost, the level of in-place rents compared to current market rents and tenant mix. In assessing the viability of a potential development, we also consider market demand and competitive supply.

Funding of our current investments was through cash flows generated from operations, the redeployment of capital from the disposition of non-strategic assets, borrowings from our unsecured credit facility and secured development facility, and from public unsecured debt financings.

The following tables set forth our investment activity during 2000.

                                2000 ACQUISITIONS

                                                                         Total Rentable         Total
            Project Name               Location                           Square Feet       Investment(1)
            ------------               --------                          --------------     --------------
Pacific Northwest
    I-90 Bellevue I & II             Bellevue, WA                             134,235         $ 28.7
    Lincoln Center                   Portland, OR                             725,961          121.0
    Quadrant Plaza                   Bellevue, WA                             145,585           33.8
                                                                            ---------         ------
                                                                            1,005,781          183.5
Peninsula/North Bay
    Drake's Landing                  Greenbrae, CA                            121,470           37.6
    Larkspur Landing                 Larkspur, CA                             189,040           45.7
                                                                            ---------         ------
                                                                              310,510           83.3
Southern California
    The Tower in Westwood            Los Angeles, CA                          206,936           58.5
                                                                            ---------         ------
                                             Total Acquisitions             1,523,227         $325.3
                                                                            =========         ======

(1) Represents total expected capitalized acquisition costs including closing and repositioning/rehab costs.

                           STABILIZED DEVELOPMENTS(1)

                                                                            Rentable         Estimated Cost       Percent
              Property                            Location                 Square Feet           ($000s)          Occupied
              --------                            --------                 -----------       --------------       --------
OFFICE
Pacific Northwest
    4800 Meadows                              Lake Oswego, OR                 73,527           $ 13,417             93.0%
                                                                           ---------           --------            -----
                                                                              73,527             13,417             93.0
                                                                           ---------           --------            -----
East Bay/Sacramento
    Benicia Commerce Center II(2)             Benicia, CA                    220,549             10,578            100.0
    Johnson Ranch Corp Center II              Roseville, CA                   39,892              5,989            100.0
    Parkshore Plaza Phase II                  Folsom, CA                     152,133             20,741            100.0
    Roseville Corporate Center                Roseville, CA                  108,401             15,561            100.0
    Treat Towers                              Walnut Creek, CA               362,146             72,127            100.0
                                                                           ---------           --------            -----
                                                                             883,121            124,996            100.0
                                                                           ---------           --------            -----
Peninsula/North Bay
    Skyway Landing I                          San Carlos, CA                 116,017             26,536            100.0
                                                                           ---------           --------            -----
                                                                             116,017             26,536            100.0
                                                                           ---------           --------            -----
Silicon Valley
    Concourse V                               San Jose, CA                   142,996             38,159             96.6
    Concourse VI                              San Jose, CA                   210,677             52,603            100.0
    Ryan Ranch Oaks I(3)                      Monterey, CA                    35,276              4,982            100.0
                                                                           ---------           --------            -----
                                                                             388,949             95,744             98.7
                                                                           ---------           --------            -----
Southern California
    Arboretum Courtyard                       Santa Monica, CA               137,701             39,560            100.0
    Bridge Pointe II                          San Diego, CA                  156,853             22,181            100.0
    Pacific Ridge Corporate Centre            Carlsbad, CA                   116,947             18,929            100.0
                                                                           ---------           --------            -----
                                                                             411,501             80,670            100.0
                                                                           ---------           --------            -----
                                                  Total Office             1,873,115           $341,363             99.5%
                                                                           =========           ========            =====
INDUSTRIAL
Pacific Northwest
    Kelly Point Phase II                       Portland, OR                  125,000           $  4,547            100.0%
                                                                           ---------           --------            -----
                                                   Total Industrial          125,000           $  4,547            100.0%
                                                                           =========           ========            =====
                                      Total Stabilized Developments        1,998,115           $345,910             99.5%
                                                                           =========           ========            =====

(1) We consider properties stabilized at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. Each of the stabilized development properties listed above, with the exception of sold properties, are included in our operating portfolio.

(2)     This property was sold in September 2000.

(3)     This property was sold in February 2001.

                          DEVELOPMENTS AND REDEVELOPMENTS IN PROCESS

                                                                            Expected
                                                             Shell        Stabilization      Rentable    Estimated Cost   Percent
             Property               Location            Completion Date        Date         Square Feet     ($000s)        Leased
             --------               --------            ---------------   -------------     -----------  --------------   -------
OFFICE
Pacific Northwest
     Kruse Oaks I                   Lake Oswego, OR      November 2000    November 2001        80,769        $ 15,736       39.8%
                                                                                            ---------        --------      -----
                                                                                               80,769          15,736       39.8
                                                                                            ---------        --------      -----
East Bay/Sacramento
     Watergate Tower IV             Emeryville, CA       February 2001    April 2001          344,433          75,089      100.0
                                                                                            ---------        --------      -----
                                                                                              344,433          75,089      100.0
                                                                                            ---------        --------      -----
Peninsula/North Bay
     Skyway Landing II              San Carlos, CA       June 2000        November 2001       121,171          29,345         --
     Towers @ Shores Center(1)      Redwood Shores, CA   October 2001     October 2002        334,754         113,485       30.2
                                                                                            ---------        --------      -----
                                                                                              455,925         142,830       22.2
                                                                                            ---------        --------      -----
Silicon Valley
     Skyport Plaza East(1)          San Jose, CA         December 2001    May 2002            598,913         155,450       94.2
                                                                                            ---------        --------      -----
                                                                                              598,913         155,450       94.2
                                                                                            ---------        --------      -----
Southern California
     Santa Monica Gateway(1)(2)     Santa Monica, CA     October 2000     October 2001         76,000          22,424         --
                                                                                            ---------        --------      -----
                                                                                               76,000          22,424         --
                                                                                            ---------        --------      -----
                                                                          Total Office      1,556,040        $411,529       66.9%
                                                                                            =========        ========      =====
INDUSTRIAL
East Bay/Sacramento
     Airway Business Park           Livermore, CA        October 1999     March 2001          147,116        $ 13,221       90.6%
                                                                                            ---------        --------      -----
                                                                          Total Industrial    147,116        $ 13,221       90.6%
                                                                                            =========        ========      =====
          Total Developments
            in Process                                                                      1,703,156        $424,750       69.0%
                                                                                            =========        ========      =====

(1)     These properties were added to the development pipeline in 2000.

(2)     Represents redevelopment of property acquired.


Employees

As of December 31, 2000, we had 607 employees.

Fully-Integrated Real Estate Management Capabilities

We have a philosophy of maintaining in-house resources to add value to our properties through the entire cycle of acquisition, development and ownership. We believe our key in-house resource is our fully integrated sub-regional teams. These teams, led by officers with extensive real estate experience, have the collective ability to design, construct, market, lease and manage our properties. This eliminates the need for third-party managers and limits the utilization of outside parties to list our properties. We believe the depth of experience and detailed knowledge of sub-regional markets that this integration provides gives our teams a significant market advantage.

Training and Retention

Our training and retention of a talented group of officers and employees has been an important factor in our success. We expend significant efforts in the training of new employees in fundamental real estate skills, as well as in the continuing education of existing employees. Our officers, including the executive officers, are also involved in the education program, which reinforces the program's importance to our personnel.

In addition to training, we provide our employees with profit sharing, 401(k) contribution matches and competitive health plans. We also provide up to date technology for our employees to perform their jobs efficiently and effectively. We provide employees with leading edge computer resources, including modern hardware/software, high speed connections to corporate data sources, internet connections, and internally designed interfaces to aid employees in timely decision making.

Compensation

Our officer compensation program includes cash bonuses, stock options, and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as increased Funds from Operations from new acquisitions, and developments in their regions and other leadership based contributions. Non-officer compensation includes subjective bonuses and stock option grants based upon employee performance factors including tenant satisfaction and leasing success. We also grant stock options to all full-time employees upon the completion of one year of service.

Accountability

We have a philosophy of holding one senior officer or a small group of senior officers accountable, under the supervision and direction of our executive officers, for all phases of a property's development, from purchase, design and construction, through budgeting, leasing and ongoing management. We believe that this approach increases the likelihood of a project's success because of the senior officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible for only certain limited areas of a project.

Tax Status

We have elected to be taxed as a REIT for federal income tax purposes and believe that we have met the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 1993. As a REIT, we generally are not subject to corporate federal income tax on net income that we currently distribute to our shareholders, provided that we satisfy certain technical requirements relating to, among other things, the composition of our gross income and assets and the requirements to distribute at least 95% (90% beginning in 2001) of our "REIT taxable income" to shareholders.

Risk Factors

The following factors would cause our actual results to differ materially from current expectations.

Our Properties May Not Generate Sufficient Income to Meet All of Our Obligations

Real property investments are subject to varying degrees of risk. The yields available from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. If our properties do not generate sufficient income to meet operating expenses, including debt service, ground lease payments, tenant improvements, third-party leasing commissions and other capital expenditures, our income and ability to make distributions to stockholders will be adversely affected. There is also the risk that as leases on our properties expire, tenants will enter into new leases on terms that are less favorable. In addition, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

Adverse California Economic Conditions Could Hurt Our Performance

The performance of the economy in each of the regions in which our properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the income generated from our properties and their underlying values. The financial results of major local employers also may have an impact on the cash flow and value of our properties. In terms of rentable square feet, approximately 74% of our properties as of December 31, 2000, are located in California. As a result of this geographic concentration, the performance of the California economy and the commercial real estate market will affect the value of our properties in that area and, in turn, our value as a company.

Our Acquisition and Development Activities Present Risks Which May Adversely Affect Our Performance

We intend to acquire existing commercial properties to the extent that they can be acquired on advantageous terms and meet our investment criteria. Acquisitions of commercial properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected or that estimates of the cost of improvements to bring an acquired property up to standards may prove inaccurate. We also intend to pursue commercial property development projects. These projects generally require various governmental and other approvals, and we cannot be sure that we will receive these approvals. Our development activities will entail certain risks, including:

        - The expenditure of funds on and devotion of management's time to projects which may not come to fruition.

        - The risk that construction costs of a project may exceed original estimates, possibly making the project uneconomical.

        - The risk that occupancy rates and rents at a completed project will be less than anticipated.

        - The risk that expenses at a completed development will be higher than anticipated. These risks may result in a reduction in the funds available for distribution to you as dividends.


We Cannot Reinvest Our Earnings and Must Rely on Debt and Equity Financing for Acquisitions

Because we operate as a real estate investment trust, we must distribute 95% of our real estate investment trust taxable income as dividends (90% effective January 1, 2001) and we cannot reinvest this income in our business. Therefore, we rely on equity and debt financing to support our acquisition and development activities which require a substantial up-front payment. We will be subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that existing indebtedness on our properties cannot be refinanced or that the terms of the refinancing will not be as favorable as the terms of existing indebtedness. In addition, investors risk that the book value of their shares of Common Stock purchased may be diluted by any future equity offerings used to finance acquisitions.

We May be Responsible for Environmental Hazards We Did Not Cause

Under various federal, state and local laws, we are liable for the costs of removal or remediation of certain hazardous or toxic substances on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or our failure to properly remove such substances, may adversely affect our ability to sell or rent such property. We are not aware of any environmental liability that would have a material adverse effect on our business, assets or results of operations. However, there is always the chance that material environmental liabilities do exist, and if they did, they would have an adverse effect on our results of operations and cash flow.

Earthquakes and Other Extraordinary Events May Cause Losses

We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance. There are, however, certain types of extraordinary losses which may be either uninsurable or not economically feasible to insure. Further, a substantial number of our properties are located in areas that are subject to earthquake activity. Although we have obtained limited earthquake insurance coverage, if a property sustains damage as a result of an earthquake, we may still incur substantial losses due to insurance deductibles and co-payments. Additionally, earthquake insurance may not be available for some properties, or if available, may not be available on terms acceptable to us. Should an uninsured loss occur, we could lose our investment in a number of our properties, as well as the rents generated from these properties.

RECENT DEVELOPMENTS

On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of a newly-created limited liability company, all of the ownership interests of which are held by EOP Partnership (the "LLC"), with and into the Operating Partnership.

In the merger of Spieker with and into Equity Office, holders of Spieker Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of Spieker Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of Spieker Common Stock or the Equity Office Common Shares.

The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the LLC with and into the Operating Partnership, to the extent necessary, by the partners of EOP Partnership and the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.

The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.

On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker believes that the lawsuit is without merit and intends to vigorously defend the lawsuit.

PROPERTIES

Overview

The following table sets forth pertinent data about our properties as of December 31, 2000. Our properties are managed in five reportable segments. These segments have been broken down into our nine identifiable markets. Significant information on these reportable segments can also be found in Note 13 of our consolidated financial statements.


                                                            Rentable                                   Average
                                                            Square           % of         % of         In-Place
                                               Type(1)      Footage          Total       NOI(2)      Net Rents(3)
                                               -------      --------         -----       -------     ------------
PACIFIC NORTHWEST
                     Seattle, WA/Boise, ID        O         2,841,799          7.5%        8.8%         $15.90
                                                  I           117,872          0.3         0.2            8.66
                              Portland, OR        O         3,272,542          8.7         7.4           14.33
                                                  I         3,525,646          9.3         3.1            4.84
                                                           ----------        -----       -----          ------
                                     TOTAL                  9,757,859         25.8%       19.5%         $11.25
EAST BAY/SACRAMENTO
                            Sacramento, CA        O         1,978,132          5.2%        5.2%         $14.14
                                                  I           297,802          0.8         0.2            3.65
              East Bay - San Francisco, CA        O         1,250,298          3.3         5.2           20.96
                                                  I         4,239,976         11.3         3.9            4.99
                                                           ----------        -----       -----          ------
                                     TOTAL                  7,766,208         20.6%       14.5%         $ 9.92
PENINSULA/NORTH BAY
  Peninsula/North Bay -  San Francisco, CA        O         2,817,606          7.5%       13.0%         $30.79
                                                  I           148,694          0.4         0.5           19.25
                                                           ----------        -----       -----          ------
                                     TOTAL                  2,966,300          7.9%       13.5%         $28.03
SILICON VALLEY
        Silicon Valley - San Francisco, CA        O         4,023,199         10.7%       18.5%         $27.21
                                                  I         4,085,419         10.8         9.5           13.29
                                                           ----------        -----       -----          ------
                                     TOTAL                  8,108,618         21.5%       28.0%         $20.12
SOUTHERN CALIFORNIA
                           L.A. County, CA        O         2,812,826          7.5%        8.1%         $15.58
                         Orange County, CA        O         4,163,146         11.0        10.5           13.52
                             San Diego, CA        O         1,747,477          4.6         5.2           16.83
                                                  I           392,554          1.1         0.7           12.66
                                                           ----------        -----       -----          ------
                                     TOTAL                  9,116,003         24.2%       24.5%         $14.82

                    TOTAL OFFICE PORTFOLIO                 24,907,025         66.0%       81.9%         $18.73
                TOTAL INDUSTRIAL PORTFOLIO                 12,807,963         34.0%       18.1%         $ 8.52
                                                           ----------        -----       -----          ------
                           TOTAL PORTFOLIO                 37,714,988        100.0%      100.0%         $15.03
                                                           ==========        =====       =====          ======

(1)     O - Office, I - Industrial.

(2) Represents percentage of total portfolio net operating income for the twelve months ended December 31, 2000, net of properties sold.

(3) Represents average annualized in-place net rents, per square foot of occupied space, as of December 31, 2000.

Occupancy Rates

We continue to operate at consistently high occupancy levels. Occupancy levels are indicative of the strength of our local real estate markets, the continuing demand for space and the abilities of our local management teams to keep projects leased.

                      5-YEAR HISTORICAL YEAR END OCCUPANCY

                          Total Rentable                      Year End
 Year                   Square Footage(1)                    Occupancy
 ----                   -----------------                    ---------
 2000                      37,714,988                          97.4%
 1999                      40,658,522                          96.3
 1998                      40,843,473                          96.4
 1997                      34,543,280                          94.5
 1996                      21,429,732                          96.6

(1) Historical rentable square footage may include occupancies for properties that have subsequently been sold.





                         YEAR END OCCUPANCY RATES BY REGION

                                              Office     Industrial    Total
                                              ------     ----------    -----
Pacific Northwest
  Seattle, WA/Boise, ID                         98.6%       97.0%       98.5%
  Portland, OR                                  94.7        98.7        96.8
                                                ----       -----        ----
                                                96.5        98.6        97.3
                                                ----       -----        ----
East Bay/Sacramento
  Sacramento, CA                                97.4        96.0        97.3
  East Bay - San Francisco, CA                  97.4        98.5        98.3
                                                ----       -----        ----
                                                97.4        98.4        98.0
                                                ----       -----        ----
Peninsula/North Bay
  Peninsula/North Bay - San Francisco, CA       96.1        97.2        96.1
                                                ----       -----        ----
                                                96.1        97.2        96.1
                                                ----       -----        ----
Silicon Valley
  Silicon Valley - San Francisco, CA            97.6        99.4        98.5
                                                ----       -----        ----
                                                97.6        99.4        98.5
                                                ----       -----        ----
Southern California
  Los Angeles County, CA                        97.3          --        97.3
  Orange County, CA                             94.3          --        94.3
  San Diego, CA                                 99.7       100.0        99.8
                                                ----       -----        ----
                                                96.4       100.0        96.5
                                                ----       -----        ----
                         Total                  96.7%       98.8%       97.4%
                                                ====       =====        ====

Lease Expirations

The following tables set forth the lease expirations in summary and by product type for leases in-place as of January 1, 2001, assuming tenant renewal or termination options are not exercised.

                                Lease Expirations

                                                                         Annual Base Net
                       Rentable Square         Percent of Rentable       Rents Expiring(2)         Percentage of Base
     Year             Footage Expiring(1)     Square Footage Expiring        (000's)               Net Rents Expiring
     ----            ---------------------    -----------------------   ------------------         ------------------
All Properties
      2001                8,197,865                   22.3%                  $ 95,622                      15.3%
      2002                6,474,692                   17.6                     88,124                      14.1
      2003                5,901,829                   16.1                     89,149                      14.3
      2004                4,416,513                   12.0                     70,291                      11.3
      2005                4,976,200                   13.5                    103,694                      16.6
      2006                1,664,173                    4.5                     38,201                       6.1
      2007                1,293,054                    3.5                     38,025                       6.1
      2008                  901,900                    2.5                     19,818                       3.2
      2009                  972,256                    2.7                     18,329                       2.9
Thereafter                1,945,841                    5.3                     63,325                      10.1
                         ----------                  -----                   --------                     -----
     Total               36,744,323                  100.0%                  $624,578                     100.0%
                         ==========                  =====                   ========                     =====

Office Properties
      2001                4,643,555                   19.3%                  $ 77,231                      15.1%
      2002                4,693,353                   19.5                     77,962                      15.3
      2003                3,714,588                   15.4                     70,097                      13.7
      2004                2,804,549                   11.7                     56,625                      11.1
      2005                3,068,936                   12.7                     80,617                      15.8
      2006                1,398,238                    5.8                     35,686                       7.0
      2007                1,009,725                    4.2                     28,847                       5.6
      2008                  455,618                    1.9                     11,015                       2.2
      2009                  793,716                    3.3                     16,972                       3.3
Thereafter                1,505,368                    6.2                     55,783                      10.9
                         ----------                  -----                   --------                     -----
     Total               24,087,646                  100.0%                  $510,835                     100.0%
                         ==========                  =====                   ========                     =====

Industrial Properties
      2001                3,554,310                   28.1%                  $ 18,391                      16.2%
      2002                1,781,339                   14.1                     10,162                       8.9
      2003                2,187,241                   17.3                     19,052                      16.8
      2004                1,611,964                   12.7                     13,666                      12.0
      2005                1,907,264                   15.1                     23,077                      20.3
      2006                  265,935                    2.1                      2,515                       2.2
      2007                  283,329                    2.2                      9,178                       8.1
      2008                  446,282                    3.5                      8,803                       7.7
      2009                  178,540                    1.4                      1,357                       1.2
Thereafter                  440,473                    3.5                      7,542                       6.6
                         ----------                  -----                   --------                     -----
     Total               12,656,677                  100.0%                  $113,743                     100.0%
                         ==========                  =====                   ========                     =====

(1)     Does not include month-to-month leases.

(2) Annual base net rent represents amounts contractually due, adjusted for contractual increases, which may include taxes, insurance and common area maintenance.

Leasing Activity/Releasing Costs

We continue to aggressively manage the cost of leasing commissions and tenant improvements, collectively referred to as capital expenditures, associated with the renewal and re-leasing of space. The relative strength of the local real estate markets, the type of property being leased, the length and the total value of the leases signed impact the amount of capital expenditures spent on leasing second generation space. Average capital expenditures per square foot of space leased has shown moderate growth over time. These increases, specifically related to higher labor and material costs, and higher leasing commissions, are directly correlated to a shift in our portfolio towards office properties, rapidly increasing market rents, and longer average lease terms. The following table highlights 2000 leasing activity and re-leasing costs by property type.

                        Summary of 2000 Leasing Activity


                                                                                                         Weighted
                       Total              1(st) Generation Space(1)     2(nd) Generation Space(2)         Average         2nd Gen.
             --------------------------   --------------------------    --------------------------         Lease          TI/Comm
Type          # Leases        Sq. Feet     # Leases        Sq. Feet     # Leases         Sq. Feet        Term (mo)         PSF(3)
----------   ----------      ----------   ----------      ----------    ----------      ----------      ----------      ----------
Office            1,237       6,641,835           45       1,162,853         1,192       5,478,982            66.5      $     6.52
Industrial          231       3,986,259           19         338,458           212       3,647,801            68.1            2.51
Total             1,468      10,628,094           64       1,501,311         1,404       9,126,783            66.9      $     4.80

(1)     1st generation is defined as previously unleased shell space.

(2)     Net of short-term leases.

(3) Calculated based on 2nd generation space, excluding short-term and repositioning leases of 600,496 square feet.

Tenant Profiles

We have over 3,300 tenants, with the average tenant occupying approximately 11,000 square feet and paying an annual net rent of approximately $169,000 as of December 31, 2000. As set forth in the tables below, our tenant base is extremely diversified and none of our tenants represent greater than 2% of our total annualized net rents.

Tenant Profile by Business Sector

                                     Percentage of
Business Sector                  Net Rental Income(1)
----------------------           ---------------------
Professional Services                   11.7 %
Software                                10.7
Telecom                                  8.9
Hardware                                 7.9
Securities                               6.9
Computer Services                        6.5
Banking                                  5.9
Insurance                                5.0
Research & Development                   4.2

(1) The calculated percentages are based on annualized net rents as of December 31, 2000, contributed by the defined sectors. Sector analysis is based on NAICS codes assigned to the tenants and our grouping of related NAICS codes.

                                 Top 20 Tenants

                                                                                % of
                                                               Square           Total            % of
                               Tenant                           Feet          Occupied          Total
  Rank                        Name(1)                         Occupied       Square Feet     Net Rents(2)
---------      -----------------------------------------      ---------      -----------     ------------
        1      Brocade Communications Systems, Inc.             302,555            0.8%           1.8%
        2      Verizon Wireless                                 587,338            1.6            1.6
        3      Sony Computer Entertainment America, Inc.        244,408            0.7            1.5
        4      TIBCO Software, Inc.                              96,675            0.3            1.0
        5      Franklin Templeton Investments                   276,324            0.7            1.0
        6      Xerox Corporation                                219,275            0.6            0.9
        7      Applied Materials, Inc.                          443,468            1.2            0.9
        8      The Capital Group Companies, Inc.                303,108            0.8            0.8
        9      Gilead Sciences, Inc.                            202,437            0.6            0.7
       10      Sun Microsystems, Inc.                           111,523            0.3            0.7
       11      Countrywide Credit Industries, Inc.              248,783            0.7            0.7
       12      Mentor Graphics Corporation                      208,433            0.6            0.6
       13      Centerpoint Broadband Technologies, Inc.          84,575            0.2            0.5
       14      The Boeing Company                               242,948            0.7            0.5
       15      County of Santa Clara                            145,600            0.4            0.5
       16      Corio, Inc.                                       76,544            0.2            0.5
       17      Broadcom Corporation                              88,047            0.2            0.5
       18      Headlands Mortgage Company                       112,341            0.3            0.5
       19      Affymax Research Institute                        53,830            0.1            0.4
       20      Toyota Motor North America, Inc.                  62,060            0.2            0.4
                                                              ---------           ----           ----
                                                              4,110,272           11.2%          16.0%
                                                              =========           ====           ====

(1) The top 50 tenants represent approximately 25.7% of our total annualized net rents and occupy approximately 7.8 million square feet, or 21.2% of our total occupied square footage.

(2) Rankings based on percentage of total annualized net rents in-place as of December 31, 2000.



Other Business Opportunities

Although our primary business objective is to own, operate, acquire and develop property, we will continue to pursue other business opportunities which will maximize shareholder value. These opportunities would capitalize on our office portfolio and the depth and size of our tenant base.

Our investment in BroadBand Office, Inc., which we formed with eight other real estate firms and a venture capital firm, has helped provide single-point access to advanced telecommunications services to our tenants. In May 2000 we joined other leading real estate companies across a broad range of property sectors to form another real estate technology company, Project Constellation. This company intends to form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing "best of breed" companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the emerging real estate technology area.

Competition

We compete with other real estate firms in our markets in attracting tenants, primarily on the basis of location, rental rates, services provided and the design and condition of the improvements. These competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

The number of competitive commercial properties in a particular area could have a material effect on our ability to lease space in our properties or at newly developed or acquired properties and on the rents charged. Since we are also acquiring and actively developing properties in our markets we also face competition in our efforts to acquire or develop desirable real estate.

CAPITAL STRUCTURE AND WORKING CAPITAL

Our principal sources of funding our ongoing operations (including the leasing and build-out of existing space, as well as the acquisition, development, expansion and renovation of additional properties) and debt maturities are cash flows provided by operations, unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from the disposition of non-strategic assets, and the assumption of secured debt on properties acquired. We believe that our ability to access a variety of capital sources enables us to reduce our overall cost of capital and maintain a prudent capital structure. Our unsecured investment grade notes have fixed interest rates between 6.75% and 8.00% and maturity dates ranging from 2001 to 2027. Our mortgage loans have fixed interest rates between 7.00% and 9.88% and maturity dates ranging from 2001 to 2013.

                     Capital Structure at December 31, 2000

Debt

                                                       Principal
                                                       Balance
                                                      ----------
Unsecured Notes                                       $1,936,500
Short-Term Borrowings                                     61,619
Mortgage Loans                                            56,738
                                                      ----------
        Total Debt                                    $2,054,857
                                                      ==========

Equity

                                                                     Shares        Conversion     Common Stock        $ Value
                                                                   Outstanding       Ratio         Equivalents       Equivalent
                                                                   -----------     ----------     --------------   -------------
Series A Convertible Redeemable Preferred Stock                         1,000          1:22:1           1,220      $   61,153(1)

Series B Cumulative Redeemable Preferred Stock                          4,250             N/A             N/A         106,250(2)

Series C Cumulative Redeemable Preferred Stock                          6,000             N/A             N/A         150,000(2)

Series E Cumulative Redeemable Preferred Stock                          4,000             N/A             N/A         100,000(2)

Common Stock                                                           65,782             N/A          65,782       3,297,323(1)

Operating Partnership Units                                             8,826             1:1           8,826         442,403(1)

Series D Cumulative Redeemable Preferred OP Units                       1,500             N/A             N/A          75,000(3)
                                                                                                   ----------      ----------
            Total Equity                                                                               75,828       4,232,129
                                                                                                   ----------      ----------

    Total Market Capitalization(total debt plus total equity)                                                      $6,286,986
                                                                                                                   ==========

(1)     Value based on December 31, 2000, closing stock price of $50.125.

(2)     Value based on $25.00 per share liquidation preference.

(3) Value based on $50.00 per share, units are convertible beginning in April 2008.

OTHER DISCLOSURES

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon our financial condition or results of operations.

The 97 properties we owned at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended during December 31, 1993. Certain of these properties were subject to Phase II environmental investigations and all buildings on such properties constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that we believe would have a material effect on our business, assets or results of operations.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and we believe that our exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, we have entered into indemnification agreements whereby we have been, and are to be, indemnified for liabilities arising from clean-up costs relating to these three properties.

Environmental contamination has been found to have originated at Walsh at Lafayette, an industrial development project site in Santa Clara, California that we acquired in 1995. We have since developed a 320,505 square feet industrial building on this site. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. We are being indemnified for environmental contamination on the Walsh at Lafayette property by the former owner of the property.

Site assessments have revealed that soil and groundwater at our Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership that transferred this property to us, referred to as the transferor, previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the transferor and us. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition our expectation is that Montgomery Ward, who has recently declared bankruptcy, and other parties will be primarily responsible for the clean-up costs. We believe that our exposure, if any, for clean-up costs would not have a material adverse effect on our financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California, which have since been sold to Pacific Retail Trust. We agreed to indemnify the buyer for the contamination. However, we believe that the liabilities and clean-up costs associated with this contamination are covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position.

Property owned by GAF Corporation and/or Mattel, Inc. in the vicinity of the Nimbus Corporate Center property in Beaverton, Oregon was discovered to have very high levels of soil and groundwater contamination. Monitoring is currently being conducted to determine the extent, if any, that such contamination may have affected the Nimbus Corporate Center property and whether any remedial action will be required. We believe that GAF, who has recently declared bankruptcy, Mattel and/or other third parties will be primarily responsible for the liabilities and remediation costs associated with this contamination, and that, in any event, any exposure we might have would be covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position.

Site assessments have revealed soil and groundwater contamination at the Georgetown Center property in Seattle, Washington, and the City Commerce Park property in Seattle, Washington, which have since been sold to CalWest

Industrial Properties, LLC, a California limited liability company. We agreed to indemnify the buyer for the contamination. Monitoring will be conducted to determine the extent, if any, that such contamination may have affected the Georgetown Center property and the City Commerce Park property, and whether any remedial action will be required.

Site assessments undertaken by the purchaser of our Benicia Industrial Park property in Benicia, California have revealed soil and groundwater contamination on portions of the property. The source(s) and extent of the contamination have not been defined and the purchaser's site assessment process is continuing. Based on the information available to us to date, we believe that potential liabilities and clean-up costs associated with this contamination, if any, will be covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position. We agreed to indemnify the buyer for the contamination.

Although the environmental investigations conducted to date have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, and we are not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. No assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability, or (2) the current environmental condition of our properties has not been, or will not be affected by tenants and occupants of our properties, by the condition of other properties in the vicinity of our properties, or by third parties unrelated to us.

ITEM 1. BUSINESS

Information related to this Item is located on pages 3-10.

ITEM 2. PROPERTIES

Information related to this Item is located on pages 11-16.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our shares of Common Stock are traded on the New York Stock Exchange under the symbol SPK.

MARKET INFORMATION

Our Common Stock has been traded on the New York Stock Exchange since November 12, 1993. The high, low, and closing price per share of Common Stock for the four quarters of 2000 and the four quarters of 1999 are as follows:

                                                              Common Stock
                     High          Low         Close        Dividends Declared
                     ----          ---         -----        ------------------
2000
First quarter        $44.94       $35.75       $44.50               $ .70
Second quarter       $51.25       $42.88       $46.00               $ .70
Third quarter        $59.13       $46.50       $57.56               $ .70
Fourth quarter       $58.31       $47.50       $50.13               $ .70

1999
First quarter        $36.50       $33.81       $35.25               $ .61
Second quarter       $41.56       $34.38       $38.88               $ .61
Third quarter        $39.25       $34.50       $34.69               $ .61
Fourth quarter       $37.56       $32.25       $36.44               $ .61

On March 16, 2001, the closing price of our Common Stock on the NYSE was $56.20 per share.


HOLDERS

The approximate number of holders of record of the shares of our Common Stock was 504 as of March 16, 2001.

DIVIDENDS AND DISTRIBUTIONS

Dividends and distributions declared for all classes of our stock were as follows:

                               First       Second      Third      Fourth
                              Quarter      Quarter    Quarter     Quarter     Total(1)
                              -------      -------    -------     -------     ---------
2000
Common Stock                    $.70        $.70        $.70        $.70        $2.80
Series A Preferred Stock         .85         .85         .85         .85         3.41
Series B Preferred Stock         .59         .59         .59         .59         2.36
Series C Preferred Stock         .49         .49         .49         .49         1.97
Series E Preferred Stock         .50         .50         .50         .50         2.00

1999
Common Stock                    $.61        $.61        $.61        $.61        $2.44
Class C Common Stock(2)           --          --          --          --           --
Series A Preferred Stock         .74         .74         .74         .74         2.98
Series B Preferred Stock         .59         .59         .59         .59         2.36
Series C Preferred Stock         .49         .49         .49         .49         1.97
Series E Preferred Stock         .50         .50         .50         .50         2.00

(1) The sum of quarterly dividends in 2000 and 1999 varies from the total due to rounding.

(2) As of March 31, 1999, all shares of our Class C Common Stock had been converted to Common Stock.

Our future dividends will be at the discretion of our Board of Directors and will depend upon our actual Funds from Operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as our Board of Directors deems relevant. Although we intend to continue to make quarterly distributions to our stockholders, no assurances can be given as to the amounts of dividends, if any, distributed in the future. Our policy is to review our dividends on an annual basis.

Subsequent to December 31, 2000, we have declared a dividend of $0.70 per share of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth:

        - Consolidated operating data presented for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

        - Consolidated balance sheet data presented as of December 31, 2000, 1999, 1998, 1997 and 1996.

This selected financial data should be read in conjunction with our consolidated financial statements (including the notes thereto) included in Item 8.

                          Summary Financial Information
                (amounts in thousands, except per share amounts)

                             Year Ended December 31,

                                                       2000             1999             1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
OPERATING DATA:
Revenues                                            $   753,836      $   643,829      $   561,097      $   331,313      $   200,699
Income from operations before disposition of
  real estate and minority interests                    239,863          195,516          163,924          110,134           65,764
Net income                                              333,464          220,151          159,665          115,004           64,190
Net income available to Common Stockholders             300,195          187,322          130,431           99,890           52,051
Net income per share of Common Stock(1)
  - Basic                                                  4.59             2.93             2.10             2.07             1.51
Net income per share of Common Stock(1)
  - Diluted                                                4.45             2.89             2.07             2.04             1.50

Dividends and distributions per share:
  Series A Preferred Stock                                 3.41             2.98             2.80             2.41             2.10
  Series B Preferred Stock                                 2.36             2.36             2.36             2.36             2.36
  Series C Preferred Stock                                 1.97             1.97             1.97             0.44               --
  Series E Preferred Stock                                 2.00             2.00             1.15               --               --
  Common Stock                                             2.80             2.44             2.29             2.09             1.77
  Class B Common Stock(2)                                    --               --             2.10             2.50             2.23
  Class C Common Stock(2)                                    --               --             2.32             2.02             1.77

BALANCE SHEET DATA:
Investments in real estate (before accumulated
  depreciation)                                     $ 4,704,358      $ 4,404,274      $ 4,182,806      $ 3,252,572      $ 1,447,173
Net investments in real estate                        4,328,597        4,088,034        3,942,028        3,083,521        1,319,472
Total assets                                          4,528,288        4,268,485        4,056,870        3,242,934        1,390,314
Mortgage loans                                           56,738           97,331          110,698           96,502           45,997
Unsecured debt                                        1,998,119        1,899,512        1,736,500        1,335,000          674,000
Total debt                                            2,054,857        1,996,843        1,847,198        1,431,502          719,997
Stockholders' equity                                  1,940,057        1,793,445        1,723,462        1,493,828          563,928

OTHER DATA:
Funds from Operations(3)                            $   329,259      $   258,828      $   215,064      $   147,912      $    93,293
Cash flow provided (used) by:
  Operating activities                                  377,132          321,005          287,860          191,450          112,581
  Investing activities                                 (209,979)        (211,495)        (780,373)      (1,697,885)        (387,567)
  Financing activities                                 (171,247)         (97,312)         474,801        1,499,727          296,749
Total rentable square footage of properties at
  end of period                                          37,715           40,659           40,843           34,543           21,430
Occupancy rate at end of period                            97.4%            96.3%            96.4%            94.5%            96.6%



(1) Per share amounts based upon the Basic weighted average shares outstanding for the years ended December 31, 2000 through 1996 were as follows: 65,401,668 for 2000, 63,984,711 for 1999, 62,113,172 for 1998,
        48,207,141 for 1997, and 34,438,317 for 1996, and the Diluted weighted average shares outstanding were 68,166,326 for 2000, 64,983,415 for 1999, 62,877,995 for 1998, 48,968,905 for 1997, and 34,691,140 for 1996.
        Diluted weighted average shares outstanding include the dilutive effect of stock options using the Treasury Stock method.

(2) As of December 31, 1999, all shares have been converted into the Company's Common Stock.

(3) Refer to "Funds from Operations" in Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion and definition of our Funds from Operations. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996 we substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the year ended December 31, 1996, have been restated to reflect the new NAREIT definition.

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

OVERVIEW

The year 2000 was a successful year for us as we continued to maximize the value of our real estate portfolio. Levels of demand in our markets remained high which contributed to higher effective rents and higher sustained occupancy levels. Our self-funding strategy allowed us to complete several value added asset acquisitions and to capitalize on and fund select development activities. We also continued to maintain a strong balance sheet with a flexible capital structure.

This year provided significant opportunities to grow current and future earnings across our portfolio of properties. During 2000 our coupon to effective rent growth was 79.2% on the 9.1 million square feet of our re-leased or renewed space. This rent growth is measured as the difference between average rents on new and renewed leases as compared to the expiring coupon rent on those same spaces. We were also successful in extending the average lease term to 66.9 months from 59.0 months in 1999. Occupancy levels remained strong throughout the year at a twelve month average of 96.7%. As our market fundamentals remain solid, vacancy rates remain low, supply in our markets are kept at moderate levels, and given the meaningful gap between our in-place and market rents, we feel that we will continue to have positive rent growth opportunities enabling us to meet expected growth targets going forward. However, given the current unpredictability in our economy, this large measure of growth rate may not be sustainable in the near future.

The availability of quality, well-located West Coast properties continued to be limited. During the year we found several select opportunities to acquire assets that fit well with our overall strategy of providing long-term value. We acquired six office properties totaling 1.5 million square feet (the "2000 Acquisitions") for a total investment of $317.3 million. Three office properties were added in the Pacific Northwest totaling 1.0 million square feet for a total investment of $179.6 million, two office properties were added in the Peninsula/North Bay region totaling 0.3 million square feet for a total investment of $79.6 million, and one office property was added in Southern California totaling 0.2 million square feet for a total investment of $58.1 million. Total expected capitalized costs on these acquisitions, including initial costs, closing costs, repositioning and rehab costs once completed, will be approximately $325.3 million. These acquisitions were funded by the sale or trade of other assets from our portfolio as detailed below.

We continued to identify assets within our portfolio that exhibit lower growth potential or that do not fit our long-term business strategy. Once identified, these assets were subsequently traded or sold and the proceeds were utilized for asset acquisitions or used to fund our development pipeline. During 2000, we identified 41 properties and 7 land parcels totaling approximately 6.3 million square feet ("the Dispositions"). The majority of these assets were industrial properties located throughout our West Coast markets, the highest concentration being in the East Bay/Sacramento market. Net proceeds of $382.0 million were generated from these asset dispositions.

Development activity during 2000 was more focused. During the year, we added three projects totaling 1.0 million square feet to our development pipeline for a total estimated cost of approximately $291.4 million. Although this is a significant amount of square footage, we focused on fewer total projects. These projects are located in markets where the economic environment is favorable, supply is well constrained and preleasing activity is strong. In total at December 31, 2000 we had developments and redevelopments in process, which were 69.0% preleased, of approximately 1.7 million square feet for an estimated cost of $424.8 million. Five of these properties, or approximately 0.8 million square feet are expected to stabilize during 2001. During 2001, we anticipate some development starts, but market fundamentals will be closely watched and analyzed before further investment is made. Finally, we completed fourteen properties, adding 2.0 million square feet to our stabilized portfolio for a total investment of $345.9 million. Estimated returns on these developments average approximately 12.1%.

During 2000, we added overall financial flexibility to the balance sheet. We issued $200.0 million of investment grade rated 10-year unsecured notes which extended the average maturity of our debt outstanding and we replaced our line of credit with a new $400.0 million unsecured credit facility. We also obtained a $100.0 million secured development facility for the sole purpose of funding certain developments.

RECENT DEVELOPMENTS

On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of a newly-created limited liability company, all of the ownership interests of which are held by EOP Partnership (the "LLC"), with and into the Operating Partnership.

In the merger of Spieker with and into Equity Office, holders of Spieker Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of Spieker Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of Spieker Common Stock or the Equity Office Common Shares.

The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the LLC with and into the Operating Partnership, to the extent necessary, by the partners of EOP Partnership and the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.

The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.

On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker believes that the lawsuit is without merit and intends to vigorously defend the lawsuit.

RESULTS OF OPERATIONS

Comparison of 2000  to 1999

The following comparison is of our consolidated operations for the year ended December 31, 2000 to the year ended December 31, 1999 (amounts in tables are presented in millions).

                                   Year Ended December 31,
                         --------------------------------------------
                                                        Change
                                                 --------------------
Rental Revenues            2000        1999        $             %
---------------          ------      ------      ------        ------
1999 Core Portfolio      $637.1      $567.4      $ 69.7          12.3%
1999 Acquisitions          17.9         8.1         9.8         121.0
2000 Acquisitions          17.9          --        17.9            --
Developments               49.6        11.6        38.0         327.6
Dispositions               22.0        50.7       (28.7)        (56.6)
                         ------      ------      ------        ------
                         $744.5      $637.8      $106.7          16.7%
                         ======      ======      ======        ======

Rental revenues for 2000 increased by $106.7 million. $69.7 million, or 65.3% of the rental revenue increase is due to revenues generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999 and still owned at December 31, 2000. Increases in the 1999 Core Portfolio rental revenues during 2000 were attributed to higher rollover rental rates realized on the re-leasing and renewal of second generation space and higher maintained occupancy levels. During 2000, we completed 1,404 lease transactions for the renewal and re-lease of 9.1 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 79.2% higher than the previous rents received on those same spaces.

The 1999 acquisitions contributed $9.8 million, or 9.2%, to the rental revenue increase for 2000. During 1999, we acquired five office properties totaling 0.8 million square feet for a total investment of $134.3 million. The 1999 acquisitions were acquired at various dates throughout the year, therefore we recognized a full year's results in 2000 as compared to a partial year's results in the year of acquisition. The 2000 Acquisitions contributed $17.9 million, or
16.8 %, to the rental revenue increase for 2000.

The Developments contributed 38.0 million, or 35.6%, to the rental revenue increase for 2000. The increase in income is due to the increases in occupancy on the developments either completed or still in the development pipeline. The Developments include properties completed and added to our portfolio of stabilized properties, as well as properties currently in the development pipeline. We consider properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached.

The increases in rental revenues are partially offset by a decrease of $28.7 million attributable to the Dispositions. Total net proceeds of $382.0 million and a book gain of $140.1 million were recognized on these properties and parcels.

                                    Year Ended December 31,
                               ----------------------------------
                                                       Change
                                                   --------------
Interest and Other Income      2000      1999        $         %
-------------------------      ----      ----      ----      ----
                               $9.3      $6.0      $3.3      55.0%

Interest and other income increased $3.3 million or 55.0% in 2000. This increase resulted from higher third party management and construction fees along with higher average cash balances year over year. Average cash balances for the year ended December 31, 2000 were $36.2 million as compared to the $27.3 million in 1999.

                                               Year Ended December 31,
                                   -------------------------------------------
                                                                  Change
                                                           -------------------
Property Operating Expenses         2000        1999          $           %
---------------------------        ------      ------      ------       ------
    Rental Expenses                $162.8      $144.8      $ 18.0        12.4%
    Real Estate Taxes                51.5        47.9         3.6         7.5
                                   ------      ------      ------       -----
                                   $214.3      $192.7      $ 21.6        11.2%
                                   ======      ======      ======       =====


                                                     Year Ended December 31,
                                         ----------------------------------------------
                                                                           Change
                                                                   --------------------
Property Operating Expenses               2000         1999          $             %
---------------------------              ------       ------       ------        ------
    1999 Core Portfolio                  $184.6       $173.8       $ 10.8           6.2%
    1999 Acquisitions                       5.6          2.7          2.9         107.4
    2000 Acquisitions                       6.1           --          6.1            --
    Developments                           13.0          6.0          7.0         116.7
    Dispositions                            5.0         10.2         (5.2)        (51.0)
                                         ------       ------       ------        ------
                                         $214.3       $192.7       $ 21.6          11.2%
                                         ======       ======       ======        ======
Property Operating Expenses as % of
  Rental Revenues                          28.8%        30.2%
                                         ======       ======

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of growth in the total square footage of our portfolio of office properties as well as higher compensation costs included in rental expenses. These increases are consistent with the increases in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," are presented in the following table:

                                       Year Ended December 31,
                              --------------------------------------------
                                                             Change
                                                      --------------------
Net Operating Income           2000        1999         $             %
--------------------          ------      ------      ------        ------
    1999 Core Portfolio       $452.5      $393.6      $ 58.9          15.0%
    1999 Acquisitions           12.3         5.4         6.9         127.8
    2000 Acquisitions           11.8          --        11.8            --
    Developments                36.6         5.6        31.0         553.6
    Dispositions                17.0        40.5       (23.5)        (58.0)
                              ------      ------      ------        ------
                              $530.2      $445.1      $ 85.1          19.1%
                              ======      ======      ======        ======

For the year ended December 31, 2000, 81.9% of our net operating income was generated by office properties as compared with 74.1% for 1999.

                                                           Year Ended December 31,
                                                ---------------------------------------------
                                                                                Change
                                                                          -------------------
Other Expenses                                   2000         1999          $            %
------------------------------------------      ------       ------       ------       ------
  Interest Expense, including
    Amortization of Deferred Financing Costs    $133.0       $120.7       $ 12.3         10.2%

  Capitalized Interest                            18.1         21.0         (2.9)       (13.8)

  Depreciation and Amortization Expense          137.8        111.4         26.4         23.7

  G & A Expenses                                  28.8         23.5          5.3         22.6

  G & A Expenses as % of
    Rental Revenues                                3.9%         3.7%

  Income from Operations before
    Disposition of Real Estate and
    Minority Interests                          $239.9       $195.5       $ 44.4         22.7%

Interest expense increased in 2000 due to the net effect of higher interest expense related to new note offerings which replaced outstanding balances on our floating-rate facilities, a decrease in capitalized interest in relation to the Developments in process during the year, and offset by lower outstanding mortgage balances. The average debt outstanding was $2.0 billion in 2000 and 1999.

Depreciation and amortization expenses increased by $26.4 million for 2000 as a result of the 2000 and 1999 Acquisitions and the Developments.

General and administrative expenses increased by $5.3 million for 2000 as a result of an increased number of employees and continued upward wage pressures experienced on the West Coast. Our 2000 general and administrative expenses remained consistent with 1999 levels on a percentage of revenue basis.

The increase in income from operations before disposition of real estate and minority interests of $44.4 million for the year ended December 31, 2000 is primarily due to rent increases in the 1999 Core Portfolio and the 1999 Acquisitions, the addition of the 2000 Acquisitions, and the Development projects becoming occupied during the year.

Comparison of 1999 to 1998

The following comparison is of our consolidated operations for the year ended December 31, 1999 to the year ended December 31, 1998 (amounts in tables are presented in millions).

                                   Year Ended December 31,
                         --------------------------------------------
                                                        Change
                                                 --------------------
Rental Revenues           1999        1998          $             %
--------------------     ------      ------      ------        ------
1998 Core Portfolio      $456.9      $424.4      $ 32.5           7.7%
1998 Acquisitions         116.6        86.5        30.1          34.8
1999 Acquisitions           8.1          --         8.1            --
Developments               42.3        14.4        27.9         193.8
Dispositions               13.9        17.1        (3.2)        (18.7)
                         ------      ------      ------         -----
                         $637.8      $542.4      $ 95.4          17.6%
                         ======      ======      ======         =====

Rental revenues for 1999 increased by $95.4 million. $32.5 million, or 34.1%, of the rental revenue increase is due to revenues generated by the 1998 Core Portfolio, defined as properties owned at January 1, 1998 and still owned at December 31, 1999. Properties acquired during 1998, the 1998 Acquisitions, contributed $30.1 million, or 31.6%, to the rental revenue increase for the year. During 1998, we invested $884.8 million in acquiring properties totaling
6.3 million square feet. These properties were acquired at various dates throughout the year and a full year's results in 1999 were recognized as compared to a partial year's results in 1998. Increases in the 1998 Core Portfolio rental revenues and to some extent the 1998 Acquisitions rental revenues during 1999 were attributable to higher rollover rental rates realized on the releasing and renewal of second generation space. During 1999, we completed 1,326 lease transactions for the renewal and re-lease of 8.0 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 36.5% higher than the previous rents received on those same spaces.

The Developments contributed $27.9 million, or 29.2%, to the rental revenue increases for 1999. The increase in income is due to the increases in occupancy on the developments either completed or still in the development pipeline. During 1999 we added to our stabilized portfolio of properties eleven properties totaling 1.9 million square feet for a total investment of $166.9 million.

The 1999 Acquisitions contributed $8.1 million of the rental revenues for 1999. During 1999 we acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million.

Increases in rental revenues were partially offset by a decrease of $3.2 million attributable to the 1999 Dispositions. During 1999, the Company disposed of fifteen properties and two land parcels, for a total sales price of $184.8 million recognizing a book gain of $48.6 million. The gains generated from these sales were re-deployed into the purchase of the 1999 Acquisitions, into asset purchases subsequent to December 31, 1999, and to fund the development pipeline. We also recognized income from the sale of a mortgage and a gain on condemnation of a land parcel of $20.2 million.

                                        Year Ended December 31,
                               ----------------------------------------
                                                           Change
                                                     ------------------
Interest and Other Income      1999       1998         $            %
-------------------------      -----      -----      ------       ------
                               $ 6.0      $18.7      $(12.7)      (67.9)%

Interest and other income decreased due to the reduction in interest income from mortgage loans made to Spieker Northwest, Inc. in relation to SNI's 1997 acquisition of non-core assets. The majority of these assets were disposed of during 1998. Additional decreases were due to lower cash balances year over year and from the reduction of mortgage interest income from a mortgage held by us, which was repaid by the borrower. Average cash balances for the year ended December 31, 1999 were $27.3 million as compared to $33.9 million in 1998.

                                             Year Ended December 31,
                                 -----------------------------------------------
                                                                   Change
                                                           ---------------------
Property Operating Expenses       1999         1998           $              %
---------------------------      -------      -------      -------       -------
    Rental Expenses              $ 144.8      $ 124.8      $  20.0          16.0%
    Real Estate Taxes               47.9         42.2          5.7          13.5
                                 -------      -------      -------       -------
                                 $ 192.7      $ 167.0      $  25.7          15.4%
                                 =======      =======      =======       =======


                                                      Year Ended December 31,
                                         --------------------------------------------------
                                                                             Change
                                                                     ----------------------
Property Operating Expenses               1999          1998            $              %
-----------------------------------      -------       -------       -------        -------
    1998 Core Portfolio                  $ 128.3       $ 121.7       $   6.6            5.4%
    1998 Acquisitions                       44.9          36.2           8.7           24.0
    1999 Acquisitions                        2.7            --           2.7             --
    Developments                            14.1           5.9           8.2          139.0
    Dispositions                             2.7           3.2          (0.5)         (15.6)
                                         -------       -------       -------        -------
                                         $ 192.7       $ 167.0       $  25.7           15.4%
                                         =======       =======       =======        =======
Property Operating Expenses as % of
  Rental Revenues                           30.2%         30.8%
                                         =======       =======


The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the square footage of our portfolio of office properties, as well as an increased number of employees resulting in higher compensation costs included in rental expenses. The increases experienced are consistent with the increase in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income", is presented in the following table:


                                            Year Ended December 31,
                              ------------------------------------------------
                                                                 Change
                                                        ----------------------
Net Operating Income           1999         1998           $              %
------------------------      -------      -------      -------        -------
     1998 Core Portfolio      $ 328.6      $ 302.7      $  25.9            8.6%
     1998 Acquisitions           71.7         50.3         21.4           42.5
     1999 Acquisitions            5.4           --          5.4             --
     Developments                28.2          8.5         19.7          231.8
     Dispositions                11.2         13.9         (2.7)         (19.4)
                              -------      -------      -------        -------
                              $ 445.1      $ 375.4      $  69.7           18.6%
                              =======      =======      =======        =======

For the year ended December 31, 1999, 74.1% of our net operating income was generated by office properties as compared with 69.1% for 1998.

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                                                  Change
                                                                            ------------------
Other Expenses                                     1999         1998           $           %
--------------------------------------------      ------       ------       ------      ------
  Interest Expense, including
    Amortization of Deferred Financing Costs      $120.7       $116.3       $  4.4         3.8%

  Capitalized Interest                              21.0         16.5          4.5        27.3

  Depreciation and Amortization Expense            111.4         94.5         16.9        17.9

  G & A Expenses                                    23.5         19.3          4.2        21.8

  G & A Expenses as % of
    Rental Revenues                                  3.7%         3.6%

  Income from Operations before
    Disposition of Real Estate and
    Minority Interests                            $195.5       $163.9       $ 31.6        19.3%

Interest expense increased due to a higher total average outstanding debt balance in 1999. This increase is the net effect of additions to interest expense from additional note offerings which occurred during 1999, offset by lower balances outstanding under the Facility combined with an increase in capitalized interest in relation to the Developments. The average outstanding debt was $2.0 billion in 1999 and $1.8 billion in 1998.

Depreciation and amortization expense increased by $16.9 million for 1999 as compared with 1998, due to the addition of the 1999 Acquisitions, the 1998 Acquisitions, and the Developments.

General and administrative expenses increased by $4.2 million for 1999 as compared with 1998 as a result of the increased number of employees and wage pressures experienced on the West Coast. During 1999, general and administrative expenses were consistent with 1998 levels on a percentage of revenue basis.

The increase in income from operations before disposition of real estate and minority interests of $31.6 million for the year ended December 31, 1999 is primarily due to rent increases in the 1998 Core Portfolio and the 1998 Acquisitions, the addition of the 1999 Acquisitions, and the Development projects becoming occupied during the year.

LIQUIDITY AND CAPITAL RESOURCES

                                                      Year Ended December 31,
                                           ------------------------------------------------
                                                                               Change
                                                                       --------------------
                                            2000           1999           $            %
                                           -------       -------       -------      -------
Cash Provided by Operating Activities      $ 377.1       $ 321.0       $  56.1         17.5%
Cash Used for Investing Activities          (210.0)       (211.5)          1.5          0.7
Cash Used for Financing Activities          (171.2)        (97.3)        (73.9)       (75.9)%

The increase in cash provided by operating activities is due to the increased net operating income resulting from the 1999 Core Portfolio, the 1999 and 2000 Acquisitions, and the Developments. During 2000 the volume of our investing activity increased. However, the cash used for investing activities was slightly lower due to the net effect of our acquisition and disposition activity year over year. Cash used for financing activities increased by $73.9 million for 2000. The change is consistent with our ability to fund part of our investment activity with the proceeds from asset dispositions. During 2000, our financing activities consisted of obtaining $200.0 million in gross proceeds from the issuance of unsecured notes, the subsequent payoff of $100.0 million of our unsecured notes that came due in December 2000, and the re-payment of $40.6 million in mortgage loans and principal payments. Additionally, payments of dividends and distributions increased by $21.1 million from $218.9 million in 1999 to $240.0 million for 2000. This increase is due to the greater number of common and preferred shares outstanding and the 14.8% increase in the common share and operating partnership unit distribution rate of $2.80 per share and unit for 2000 from $2.44 per share and unit in 1999.

Our principal sources of funding for acquisitions, development, expansion and renovation of the properties and for debt maturities are cash flow provided by operations, unsecured and secured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, and the assumption of secured debt on properties acquired. We believe that our liquidity and our ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 2000, we had no material commitments for capital expenditures related to the renewal or re-leasing of space. We believe that the cash provided by operations and our facilities provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

In May 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004, priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009, priced to yield 7.27%. We used the net proceeds of approximately $397.0 million from these offerings to reduce amounts outstanding under the facilities.

In conjunction with the issuance of the May 1999 Notes, we hedged our exposure to pricing benchmarks so that the net cost to us was 6.74% for the 2004 notes and 7.18% for the 2009 notes. We were released from any further obligations under the hedge transaction upon issuance of the May 1999 Notes.

In December 2000, the Operating Partnership issued $200.0 million of investment grade rated unsecured notes at 7.65% due December 15, 2010 priced to yield 7.66%. Net proceeds of approximately $198.2 million were used to pay off $100.0 million of unsecured notes which matured in December 2000, to pay down the credit facility, and to fund development activity.

As of December 31, 2000, the Operating Partnership had $1.9 billion of investment grade rated, unsecured debt securities outstanding. The debt securities have interest rates that vary from 6.75% to 8.00% and maturity dates that range from 2001 to 2027. We are currently in compliance with all of the covenants in the unsecured note agreements.

On November 14, 2000 we amended our $250.0 million unsecured credit facility. The amended facility, which matures in November 2003, increases our borrowing capacity to $400.0 million with an interest rate of LIBOR plus 0.70%. The previous facility carried interest at LIBOR plus 0.80%. The amended facility includes an annual administrative fee of $50.0 and an annual facility fee of 0.20%. At December 31, 2000, there was no outstanding balance under this facility.

We also maintain a $100.0 million secured development facility (consisting of revolving commitments of $91.0 million and $9.0 million) which matures in April 2003. The development facility carries interest at LIBOR plus 1.25% for $91.0 million of the commitment and LIBOR plus 3.50% for the remaining $9.0 million of the commitment. It also includes an annual administrative fee of $35.0 and an unused facility fee of 0.25%. As of December 31, 2000, the amount drawn on the development facility was $56.6 million of the $91.0 million commitment and $5.0 million of the $9.0 million commitment.

The facilities are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants of the facilities.

We also have $56.7 million of mortgages outstanding at December 31, 2000. The mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. We also have $6.9 million of assessment bonds outstanding as of December 31, 2000.

We have the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities, and the Operating Partnership has the capacity to issue up to $213.5 million in debt securities.

FUNDS FROM OPERATIONS

We consider Funds from Operations to be a useful financial measure of the operating performance of an equity REIT. Together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles, or GAAP, and Funds from Operations should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flows are sufficient to fund all of our cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to our calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trusts' revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting income from operations before disposition of real estate calculated in accordance with GAAP, for real estate related depreciation and amortization, dividends and distributions on units and shares, other equity interests that are not convertible into shares of Common Stock and certain other non-cash items. We do not add back the depreciation of corporate items, such as computers, furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, we eliminate the effect of straight-lined rents, as defined under GAAP, in our FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of dilutive Series A Preferred Stock, all Limited Partnership units outstanding, and the dilutive effect of stock option equivalents computed using the Treasury Stock method.

The tables below set forth our calculation of Funds from Operations for 2000 and 1999.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                                   2000 Quarter Ended
                                                               -----------------------------------------------------    Year Ended
                                                               March 31,    June 30,     September 30,   December 31,   December 31,
                                                               --------     --------     ------------    -----------    -----------
Income from operations before disposition
   of real estate and minority interests:                      $ 53,257     $ 61,336       $ 63,963       $ 61,305       $ 239,863
Less:
   Dividends on Series B Preferred Stock                         (2,510)      (2,510)        (2,510)        (2,510)        (10,041)
   Dividends on Series C Preferred Stock                         (2,953)      (2,953)        (2,953)        (2,953)        (11,813)
   Dividends on Series E Preferred Stock                         (2,000)      (2,000)        (2,000)        (2,000)         (8,000)
   Distributions on Preferred Operating Partnership Units        (1,441)      (1,441)        (1,441)        (1,441)         (5,766)
                                                               --------     --------       --------       --------       ---------
     Income from Operations after preferred
       dividends and distributions                               44,353       52,432         55,059         52,401         204,243

Add:
   Depreciation and amortization                                 30,064       31,059         33,003         42,229         136,360
   Other, net                                                       422          607            531            305           1,866
                                                               --------     --------       --------       --------       ---------

Funds from Operations before Straight-line rent                  74,839       84,098         88,593         94,935         342,469
   Straight-line rent                                            (2,420)      (3,487)        (3,317)        (3,986)        (13,210)
                                                               --------     --------       --------       --------       ---------
Funds from Operations                                          $ 72,419     $ 80,611       $ 85,276       $ 90,949       $ 329,259
                                                               --------     --------       --------       --------       ---------
Weighted average diluted share equivalents
   outstanding                                                   76,141       76,890         77,528         77,601          77,041
                                                               --------     --------       --------       --------       ---------



                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                                   1999 Quarter Ended
                                                               -----------------------------------------------------    Year Ended
                                                               March 31,    June 30,     September 30,   December 31,   December 31,
                                                               --------     --------     ------------    -----------    -----------
Income from operations before disposition
   of real estate and minority interests:                      $ 47,594     $ 48,716       $ 47,954       $ 51,252       $ 195,516
Less:
   Dividends on Series B Preferred Stock                         (2,510)      (2,510)        (2,510)        (2,510)        (10,041)
   Dividends on Series C Preferred Stock                         (2,953)      (2,953)        (2,953)        (2,953)        (11,813)
   Dividends on Series E Preferred Stock                         (2,000)      (2,000)        (2,000)        (2,000)         (8,000)
   Distributions on Preferred Operating Partnership Units        (2,527)      (2,397)        (1,538)        (1,441)         (7,904)
                                                               --------     --------       ----------    ---------       ---------

     Income from Operations after preferred
       dividends and distributions                               37,604       38,856         38,953         42,348         157,758

Add:
   Depreciation and amortization                                 25,102       26,727         28,981         29,191         110,003
   Other, net                                                        38          289            153            780           1,262
                                                               --------     --------       ----------    ---------       ---------

Funds from Operations before Straight-line rent                  62,744       65,872         68,087         72,319         269,023
   Straight-line rent                                            (2,548)      (2,675)        (2,345)        (2,626)        (10,195)
                                                               --------     --------       ----------    ---------       ---------
Funds from Operations                                          $ 60,196     $ 63,197       $ 65,742       $ 69,693       $ 258,828
                                                               --------     --------       ----------    ---------       ---------
Weighted average diluted share equivalents
   outstanding                                                   73,919       74,233         75,329         75,547          74,763
                                                               --------     --------       ----------    ---------       ---------


The sum of quarterly funds from operations data in 2000 and 1999 varies from the annual data due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information below summarizes the market risks associated with our fixed and variable rate debt outstanding as of December 31, 2000. The following table presents debt balances outstanding and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                               2001           2002           2003           2004           2005         Thereafter       Total
                              ------         ------         ------         ------         ------        ----------      --------
Fixed Rate Debt(1)            $115.9         $110.0             --         $300.0         $254.7         $1,212.6       $1,993.2
Average Interest Rate           7.21%          6.95%            --           6.83%          7.51%            7.30%          7.23%
Variable Rate Debt(2)             --             --         $ 61.6             --             --               --         $ 61.6
Average Interest Rate             --             --           8.05%            --             --               --           8.05%

(1)     Represents 97.0% of all debt outstanding.

(2)     Represents 3.0% of all debt outstanding.

As of December 31, 2000, the estimated fair value of our fixed rate debt was approximately $1,994.0 million, and the carrying amount of our variable rate debt approximated fair value. Our fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At December 31, 2000, we had no interest rate caps or swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2000.

                                                                          DIRECTOR TERM
                                                                       ------------------
NAME                          AGE    POSITION                          ELECTED    EXPIRES
----                          ---    --------                          -------    -------
Warren E. Spieker, Jr.        56     Chairman of the Board              1997        2003

John K. French                56     Vice Chairman of the Board         1996        2002

Dennis E. Singleton           56     Vice Chairman of the Board         1998        2001

John A. Foster                42     Co-Chief Executive Officer          --          --

Craig G. Vought               40     Co-Chief Executive Officer          --          --

Stuart A. Rothstein           34     Chief Financial Officer             --          --

Eli Khouri III                42     Chief Investment Officer            --          --

Frank A. Alexander            43     President, Peninsula/North Bay      --          --
                                     Region

John G. Davenport             44     President, Southern California      --          --
                                     Region

James C. Eddy                 49     President, Pacific Northwest        --          --
                                     Region

Joseph D. Russell, Jr.        41     President, Silicon Valley           --          --
                                     Region

Peter H. Schnugg              49     President, East Bay/Sacramento      --          --
                                     Region

Cary D. Anderson              39     Vice President, Principal           --          --
                                     Accounting Officer

Richard J. Bertero            61     Director                           1997        2003

Harold M. Messmer, Jr.        54     Director                           1997        2003

David M. Petrone              56     Director                           1998        2001

William S. Thompson, Jr.      55     Director                           1996        2002

Biographical information concerning our directors and executive officers is set forth below.

FRANK A. ALEXANDER, President, Peninsula/North Bay Region, is responsible for overseeing the acquisition, development, and management activities of our San Francisco Peninsula and North Bay region. Prior to his current role, Mr. Alexander served as Senior Vice President of our North Bay region and was responsible for developing office and industrial projects totaling approximately
1.5 million square feet and acquiring over 2.3 million square feet of properties included in our current core portfolio. Prior to joining our predecessor in 1987, Mr. Alexander began his real estate career with the Trammell Crow Company in 1986. Mr. Alexander received a Bachelor of Science in Engineering from Brown University and a Masters in Business Administration from The Wharton School of Business.

CARY D. ANDERSON, Vice President, serves as our Principal Accounting Officer and directs our accounting functions. His responsibilities include implementing and monitoring accounting policies and internal controls and overseeing the preparation of consolidated financial statements. Mr. Anderson joined our predecessor in 1990, serving as Operations Controller. Mr. Anderson received a Bachelor of Science from San Jose State University. He is a Certified Public Accountant.

RICHARD J. BERTERO has served as a Director since December 1993. Mr. Bertero is a partner in Hogland, Bogart and Bertero, a San Francisco Bay Area real estate firm. Mr. Bertero was associated with the RREEF Funds as a founding partner from 1975 until his retirement in 1992. At RREEF, he was instrumental in many aspects of RREEF's development over the years, including the acquisition and disposition of commercial properties and portfolio management. He served on RREEF's policy committee as well as on the investment committee. Prior to his employment at RREEF, Mr. Bertero had been associated with Coldwell Banker for ten years. He is a graduate of the University of California at Berkeley.

JOHN G. DAVENPORT, President, Southern California Region, is responsible for overseeing the acquisition, development and management activities of our Southern California region. Prior to his current role, Mr. Davenport served as Regional Senior Vice President of the Southern California region. Mr. Davenport has developed office, industrial, and R&D projects totaling approximately 3.0 million square feet and has acquired over 11.0 million square feet of properties included in our current core portfolio in both Northern and Southern California. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1983. Mr. Davenport received a Bachelor of Science in Mechanical Engineering from the University of California at Berkeley and a Masters in Business Administration from Harvard Graduate School of Business Administration.

JAMES C. EDDY, President, Pacific Northwest Region, is responsible for overseeing the acquisition, development, and management activities of our Pacific Northwest region, where we manage and lease over 13.0 million square feet of office and industrial properties in Washington and Oregon. Prior to his current role, Mr. Eddy served as Regional Senior Vice President of the Pacific Northwest region and was responsible for developing office and industrial projects totaling over 3.5 million square feet, and acquiring over 4.0 million square feet of properties included in our current core portfolio. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1979. Mr. Eddy received a Bachelor of Arts from Stanford University and a Masters in Business Administration from the University of Santa Clara.

JOHN A. FOSTER, Co-Chief Executive Officer, is responsible for the strategic direction of and long-term planning for the company. Mr. Foster also oversees the management of our portfolio. Prior to his current role, Mr. Foster served as Chief Investment Officer and was responsible for the management and oversight of our acquisition, development and divestment activities. Before becoming Chief Investment Officer, Mr. Foster served as Regional Senior Vice President and was responsible for our operations in the Silicon Valley area of Northern California, including new development, acquisitions and property management. Prior to joining our predecessor in 1987, Mr. Foster began his real estate career with the Trammell Crow Company in 1985. Mr. Foster is a current member and past president of NAIOP (National Association of Industrial and Office Parks) - Silicon Valley Chapter. Prior to joining Spieker, he was employed by AT&T and Bain & Co. Mr. Foster received a Bachelor of Arts from Kalamazoo College and a Masters in Business Administration from Stanford University.

JOHN K. FRENCH, Vice Chairman, has served as a Director since August 1993. Mr. French is responsible for leading our commitment to continuing education as well as developing ways to improve corporate productivity. Prior to his current role, Mr. French served as Chief Operating Officer and was responsible for overseeing the leasing, marketing and management of 40.0 million square feet of commercial property. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1974. Mr. French has overseen the development and acquisition of more than 70 properties representing over 8.0 million square feet of commercial property in Northern California and Idaho. Prior to graduate school, Mr. French served as a captain and naval aviator in the U.S. Marine Corps. He received a Bachelor of Arts from Harvard College and a Masters in Business Administration from Harvard Graduate School of Business Administration.

ELI KHOURI III, Chief Investment Officer, is responsible for directing our strategic investment activity. In this capacity, Mr. Khouri has been directly involved in the assemblage of our current portfolio through acquisition and development of over $4 billion of assets. His responsibilities further include raising capital for investment activity through the disposition of properties. He is also responsible for institutional relationships, operating partnership transactions, financial underwriting and new business integration. Mr. Khouri has been with the company since 1991. Prior to joining the company's investment group, Mr. Khouri was responsible for executing development projects, including one of our affiliate's largest build-to-suit. He received a Bachelor of Science in Civil Engineering from Stanford University.

HAROLD M. MESSMER, JR. has served as a Director since December 1993. Mr. Messmer is Chairman and Chief Executive Officer of Robert Half International, Inc., the world's largest staffing services firm specializing in professional personnel. Prior to joining Robert Half in 1985, Mr. Messmer was Chief Executive Officer of Cannon Mills Company, a member of the office of the chairman of Castle & Cooke, Inc. and a member of the Castle & Cooke board of directors. He was formerly a partner of the law firm of O'Melveny & Myers. He currently serves on the board of directors of Airborne Freight Corporation and Health Care Property Investors, Inc. He is a graduate of Loyola University and the New York University School of Law.

DAVID M. PETRONE has served as a Director since December 1993. Mr. Petrone is Chairman of Housing Capital Company. Until 1992, Mr. Petrone was Vice Chairman of Wells Fargo and Company. Mr. Petrone was previously President and CEO of Wells Fargo Realty Advisors as well as President and CEO of Wells Fargo Mortgage and Equity Trust, a publicly held REIT with assets of $500 million. During his tenure with Wells Fargo he also became head of wholesale banking as well as its senior lending officer. Mr. Petrone serves on the Board of Directors of Jacobs Engineering, Alexandria Real Estate Equities, Inc. and Finelite, Inc. He received a Bachelor of Science and a Masters in Business Administration from the University of Oregon, where he serves as a trustee.

STUART A. ROTHSTEIN, Chief Financial Officer, is responsible for the management and control of our financial matters and capital market activities. Since joining the company in 1994, Mr. Rothstein has been responsible for raising over $4 billion of capital in various public and private market transactions. He is also responsible for financial strategy, all communication with investors and sellside analysts, budgeting/financial analysis, investor relations, corporate communications and risk management. Prior to joining the company, Mr. Rothstein was employed at Price Waterhouse. He received a Bachelor of Science from Pennsylvania State University and a Masters in Business Administration from Stanford University. Mr. Rothstein is a Certified Public Accountant.

JOSEPH D. RUSSELL, JR., President, Silicon Valley Region, is responsible for overseeing the acquisition, development, and management activities of our Silicon Valley region. Prior to his current role, Mr. Russell served as Regional Senior Vice President of the Silicon Valley region and was responsible for developing office, industrial and R&D projects totaling approximately 2.0 million square feet, and acquiring over 3.5 million square feet of properties included in our current core portfolio. Prior to joining our predecessor in 1990, Mr. Russell held various marketing positions at IBM Corporation. He serves on the board of directors of NAIOP, Silicon Valley Chapter. Mr. Russell received a Bachelor of Science in Business Administration from the University of Southern California and a Masters in Business Administration from Harvard Graduate School of Business Administration.

PETER H. SCHNUGG, President, East Bay/Sacramento Region, is responsible for overseeing the acquisition, development, and management activities of our East Bay/Sacramento region, where we own, manage, and lease over 10.0 million square feet of office and industrial properties. Prior to his current role, Mr. Schnugg served as Regional Senior Vice President of the North East Bay, Sacramento and Peninsula region and was responsible for developing office and industrial projects totaling over 3.0 million square feet, and acquiring over 7.0 million square feet of properties included in our current core portfolio. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1983. Mr. Schnugg received a Bachelor of Arts from the University of California at Berkeley and a Masters in Business Administration from Stanford University.

DENNIS E. SINGLETON, Vice Chairman, has served as a Director since August 1993. He is responsible for leading our efforts to build a brand identity, as well as for increasing the value-added services we provide to our tenants. Additionally, Mr. Singleton is involved with identifying and analyzing strategic portfolio acquisition and operating opportunities. Prior to his current role, Mr. Singleton served as Chief Financial Officer and Chief Investment Officer. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1972. Mr. Singleton has overseen the development and acquisition of more than 28.0 million square feet of commercial properties representing an investment of over $3 billion. Mr. Singleton received a Bachelor of Science from Lehigh University and a Masters in Business Administration from Harvard Graduate School of Business Administration.

WARREN E. "NED" SPIEKER, JR. has served as Chairman of the Board of Directors since August 1993, and Chief Executive Officer from August 1993 to September 1999, and oversees all of our acquisition, development and financing activities, establishes corporate policy and provides overall strategic direction. He began his career in the real estate industry in 1967 and joined Trammell Crow Company in 1970 and served as a board member and the managing partner of the Northwest region. During his partnership with Trammell Crow, Mr. Spieker oversaw or was responsible for the development or acquisition of 18.0 million square feet of commercial space, and since that time has directed the growth of Spieker Properties by an additional 30.0 million square feet. Mr. Spieker received a Bachelor of Science in Business Administration from the University of California at Berkeley. Mr. Spieker is the Chairman of the Board of Governors and a member of the Executive Committee of the National Association of Real Estate Investment Trusts, Inc.

WILLIAM S. THOMPSON, JR. has served as a Director since December 1993. Mr. Thompson is Managing Director and Chief Executive Officer of PIMCO and serves as Chairman of PIMCO's Executive Committee. Additionally, he is President of Allianz Asset Management (AAM), PIMCO's parent company, and serves as a member of AAM's International Executive Committee. Mr. Thompson joined PIMCO seven years ago, having previously spent 18 years with Salomon Brothers, including two years in Tokyo, Japan as Chairman of Salomon Brothers Asia Ltd. He had 28 years of investment experience and holds a bachelor's degree in Engineering from the University of Missouri-Columbia and an MBA from the Harvard Graduate School of Business.

CRAIG G. VOUGHT, Co-Chief Executive Officer, is responsible for overseeing our overall strategic direction as well as capital market and investment activities. Previously, Mr. Vought served as the Chief Financial Officer and Executive Vice President and was responsible for raising over $3 billion of capital in various public and private offering transactions. Mr. Vought joined our predecessor in 1987 and, during that time, developed nearly 1.0 million square feet of commercial property. He began his real estate career with the Trammell Crow Company in 1986 and has also held positions at Chase Manhattan Bank and E.F. Hutton & Co. Mr. Vought received a Bachelor of Arts from Trinity College and a Masters in Business Administration from The Wharton School of Business.

Meetings and Committees of the Board of Directors

During 2000, there were four meetings of the board of directors and six unanimous written consents. Each director attended all of the meetings of the board, except Mr. French did not attend the June 7 meeting. Each director attended all of the meetings of committees of the board on which he served (whether in person or telephonically) during 2000. The board has standing audit, compensation, nominating, non-executive stock incentive plan and stock incentive plan committees.

The audit committee consists of Richard J. Bertero and David M. Petrone. The audit committee recommends the appointment of the firm of certified public accountants to audit the financial statements for the fiscal year for which they are appointed, reviews audit reports, takes such action as may be deemed appropriate with respect to such audit reports, and monitors the effectiveness of the audit effort, the financial and accounting organization and its system of internal accounting controls. The audit committee met two times during 2000.

The compensation committee consists of Harold M. Messmer, Jr., Warren E. Spieker, Jr. and William S. Thompson, Jr. The compensation committee establishes and reviews annually our general compensation policies applicable to executive officers, reviews and approves the level of compensation of the Co-Chief Executive Officers and other executive officers, reviews and advises the board concerning the performance of the Co-Chief Executive Officers and other employees whose compensation is within the review jurisdiction of the compensation committee, reviews and advises the board concerning regional and industry-wide compensation practices and trends, and recommends benefit plans from time to time. The compensation committee met three times during 2000.

The nominating committee consists of Richard J. Bertero and David M. Petrone. The nominating committee advises and makes recommendations on matters concerning directorship and corporate governance practices. The nominating committee was formed in June 2000.

The stock incentive plan committee consists of Harold M. Messmer, Jr. and William S. Thompson, Jr. The stock incentive plan committee administers the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan as it pertains to executive officers and reports to the board of directors regarding that plan from time to time, or whenever called upon to do so. During 2000 the stock incentive plan committee met four times and acted by unanimous written consent three times.

The non-executive stock incentive plan committee consists of Dennis E. Singleton, John K. French and Warren E. Spieker, Jr. The non-executive stock incentive plan committee administers the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan as it pertains to non-executive officers and other employees and reports to the board of directors regarding the plan from time to time, or whenever called upon to do so. The non-executive stock incentive plan committee conducted six meetings by written consent during 2000.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission and New York Stock Exchange initial reports of ownership and changes in ownership of common stock. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received, we believe that during its fiscal year ended December 31, 2000, all reporting persons, with the exception of Mr. Thompson who filed a Form 4 after the filing period, complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information concerning compensation of our chief executive officers and each of our other executive officers for the fiscal years indicated. All stock options were granted at an exercise price equal to at least the fair market value on the date of grant.


                           SUMMARY COMPENSATION TABLE

                                                 Annual Cash Compensation                        Long-Term Compensation
                                   ---------------------------------------------    -----------------------------------------------
                                                                                    Restricted
                                                                                      Stock            Stock        All Other
Name and Principal Position(1)     Year     Salary($)      Bonus        Total($)     Awards($)       Options(#)  Compensation($)(6)
------------------------------     ----     ---------     --------    ----------    ----------       ----------  ------------------
John A. Foster                     2000     $250,000      $950,000    $1,200,000     $599,295          50,000        $  6,406
Co-Chief Executive                 1999      225,000       525,000       750,000      400,010          50,000          25,906
Officer(2)                         1998      200,000       200,000       400,000      400,023          60,000           6,406

Craig G. Vought                    2000      250,000       950,000     1,200,000      599,295          50,000           6,576
Co-Chief Executive                 1999      225,000       525,000       750,000      400,010          50,000          50,076
Officer(3)                         1998      225,000       175,000       400,000      400,023          60,000           6,576

Joseph D. Russell, Jr.             2000      200,000       650,000       850,000      399,546          30,000           5,000
President, Silicon Valley          1999      170,000       532,283       702,283      200,005          30,000          15,500
Region(4)                          1998      150,000       187,500       337,500      427,073          40,000           5,000

Peter H. Schnugg                   2000      200,000       620,000       820,000      199,798          30,000           6,974
President, East Bay/Sacramento     1999      180,000       421,058       601,058           --          20,000          12,974
Region(4)                          1998      175,000       218,750       393,750      189,492          40,000           6,974

Stuart A. Rothstein                2000      200,000       550,000       750,000      199,798          30,000         108,254(7)
Chief Financial Officer(5)         1999      150,000       295,000       445,000      200,005          15,000          12,500
                                   1998      135,000       175,000       310,000           --          25,000           5,000

James C. Eddy                      2000      200,000       488,816       688,816      114,435          30,000           6,974
President, Pacific Northwest       1999      160,000       368,046       528,046           --          25,000          11,000
Region(4)                          1998      150,000       187,500       337,500       86,063          40,000           6,974



(1) Mr. Warren E. Spieker, Jr. served as Chairman of the Board and Chief Executive Officer until September 29, 1999 at which time he became Chairman of the Board and President. Mr. Spieker did not serve as Chief Executive Officer at anytime during 2000. He received a base salary of $225,000 and chose to waive any short-term incentive compensation for 2000. According to the executive compensation disclosure rules adopted by the Securities Exchange Commission in 1992, Mr. Spieker's compensation is not required to be reported in this year's tables because he no longer holds the title of Chief Executive Officer and his compensation for 2000 fiscal year does not place him as one of the top five executive officers.

(2) Mr. Foster served as Executive Vice President and Chief Investment Officer until September 29, 1999 at which time he was elected Co-Chief Executive Officer.

(3) Mr. Vought served as Executive Vice President and Chief Financial Officer until September 29, 1999 at which time he was elected Co-Chief Executive Officer.

(4) Messrs. Russell, Schnugg, and Eddy served as regional senior vice presidents until September 29, 1999 at which time they were elected regional presidents.

(5)     Mr. Rothstein was elected Chief Financial Officer September 29, 1999.

(6) Amounts in the year 2000, reflect contributions to the 401(k) Retirement Plan and executive life insurance premiums paid by us. Amounts in the year 1999, reflect contributions to the 401(k) Retirement Plan and executive life insurance premiums paid by us; and also includes the value of grants of restricted shares of common stock of BroadBand Office, Inc. received by us in connection with our investment in this company. These grants vest over four years.

(7) Includes forgiveness of $40,000 of principal and $8,140 of imputed interest (at an imputed rate of 6.51% per year) pursuant to a second mortgage loan agreement between the company and Mr. Rothstein. See "Certain Relationships and Related Transactions -- Indebtedness of Management."

Restricted Stock Grants

Restricted stock grants generally reflect the fair market value of the common stock on the date of grant and may be granted under the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan or directly by us. Restricted stock grants granted January 2, 2001 for 2000 performance reflect the fair market value of the award on December 31, 2000. Shares of restricted stock vest in equal installments over four years beginning one year after the date of grant. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on the common stock. The following table sets forth the number of shares underlying the restricted stock grants over the last three fiscal years, along with total unvested restricted stock holdings as of December 31, 2000 and their fair market value based on the per share closing price of $50.125 on December 31, 2000. The values do not reflect diminution of value attributable to the restrictions on such stock.

                                  Shares of Restricted Stock
                                      Granted/Earned in               Total Unvested Restricted
                             -----------------------------------          Shares Held as of            Total Value on
    Name                      2000(1)       1999(2)        1998          December 31, 2000(5)      December 31, 2000(5)
    ----                     --------      --------       ------      -------------------------    --------------------
John A. Foster                11,956        10,978        11,553                 40,152                $2,012,619
Craig G. Vought               11,956        10,978        11,553                 36,433                 1,826,204
Joseph D. Russell, Jr.         7,971         5,489        12,151(3)              26,851                 1,321,546
Peter H. Schnugg               3,986            --         5,030(4)              12,250                   500,899
Stuart A. Rothstein            3,986         5,489            --                  9,475                   474,934
James C. Eddy                  2,283            --         2,466                  5,191                   260,199



(1) Consists of restricted stock granted on January 2, 2001 for services performed in 2000. The closing stock price on date of grant was $50.1875. Mr. Eddy's grant consists of 1,993 shares granted on January 2, 2001 and 290 shares granted on August 1, 2000 for services performed in 2000.

(2) Consists of restricted stock granted on February 1, 2000 for services performed in 1999.

(3) Consists of 972 shares of restricted stock granted on August 25, 1998 and 11,179 shares granted on February 1, 1999 for services performed in 1998.

(4) Consists of 4,513 shares of restricted stock granted on August 28, 1998 and 517 shares granted on February 1, 1999 for services performed in 1998.

(5) Total unvested restricted share value includes all unvested stock holdings by each of the named officers and may be greater than the sum of the grants made in the past three years.

Option Grants in Last Fiscal Year

The following table provides certain information with respect to stock options granted during 2000 to each of our executive officers under the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan. Twenty percent of these options become exercisable one year after grant and an additional 20% becomes exercisable each year thereafter.

                                                           Securities    % of Total
                                                           Underlying      Options       Exercise
                                                Grant       Options      Granted in      Price Per     Expiration    Grant Date
Name and Principal Position                     Date        Granted      Fiscal Year       Share          Date      Valuation (1)
---------------------------                     -----      ----------    -----------     ---------     ----------   -------------
John A. Foster                                  5/1/00       50,000        5.30%          $45.00         5/1/10        $350,177
   Co-Chief Executive Officer

Craig G. Vought                                 5/1/00       50,000        5.30%          $45.00         5/1/10        $350,177
   Co-Chief Executive Officer

Joseph D. Russell, Jr.                          5/1/00       30,000        3.20%          $45.00         5/1/10        $210,106
   President, Silicon Valley Region

Peter H. Schnugg                                5/1/00       30,000        3.20%          $45.00         5/1/10        $210,106
   President, East Bay/Sacramento Region

Stuart A. Rothstein                             5/1/00       30,000        3.20%          $45.00         5/1/10        $210,106
   Chief Financial Officer

James C. Eddy                                   5/1/00       30,000        3.20%          $45.00         5/1/10        $210,106
   President, Pacific Northwest Region

(1) Calculated using the binomial pricing model. The assumptions used in determining the present value of the option grant using this methodology are as follows: option term of 10 years; risk-free rate of 6.2%; five-year volatility of 0.1902; 5.62% dividend yield; exercise price of $45.00; closing price of common stock on date of grant of $45.00; and a 3% reduction factor for the risk of forfeiture due to vesting restrictions. The actual value, if any, that an executive officer may realize will depend on the continued employment of the executive officer holding the option through its vesting period, and the excess of the market price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the binomial pricing model, which is based on assumptions as to variables such as stock price volatility, future dividend yield, and interest rates.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning the exercise of stock options and the number of shares of common stock covered by the stock options held by our Co-Chief Executive Officers and our other named executive officers as of December 31, 2000. The realized value is the difference between the sales price of the shares less the exercise price per share of common stock, multiplied by the number of shares acquired upon exercise. The value of unexercised in-the-money options is based on the closing price of the common stock on December 31, 2000 of $50.125 minus the exercise price, multiplied by the number of shares underlying the options.

                                                                        Number of Securities             Value of Unexercised
                                                                       Underlying Unexercised                 In-the-Money
                                           Shares                        Options at Year-End              Options at Year-End
                                          Acquired       Value       ----------------------------    ------------------------------
Name and Position                        on Exercise    Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
-----------------                        -----------    --------     -----------    -------------    -----------      -------------
John A. Foster
Co-Chief Executive Officer                    --        $     --        184,100        170,400        $3,797,438        $1,807,500

Craig G. Vought
Co-Chief Executive Officer                    --        $     --        349,500        193,000        $7,151,183        $2,314,955

Joseph D. Russell, Jr
President, Silicon Valley Region              --        $     --         41,800         90,400        $  574,100        $  897,700

Peter H. Schnugg
President, East Bay/Sacramento Region     15,000        $555,125         94,017         99,535        $1,730,892        $1,066,432

Stuart A. Rothstein
Chief Financial Officer                       --        $     --         51,000         69,000        $  538,713        $  651,225

James C. Eddy
President, Pacific Northwest Region           --        $     --        114,300         89,200        $2,626,155        $  899,020

Compensation of Directors

Each of the independent directors receives an annual fee of $22,000, a meeting fee of $1,000 for each board of directors meeting attended and for each committee meeting which is scheduled separately from a regular board meeting, and reimbursement of expenses incurred in attending meetings. Directors who also are officers or employees do not receive any such director fees.

Pursuant to the Spieker Properties, Inc. 1993 Amended and Restated Directors' Stock Option Plan, each independent director, upon joining the board, receives an initial grant of options to purchase 2,500 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of the grant of such options. Each such director who is serving on December 31 of each calendar year thereafter, and who has served for more than one year, will automatically receive an annual grant of options to purchase 4,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of the grant of such options.

Employment Agreements and Change of Control Policy

We have no employment agreement with any of our executive officers and directors. We have adopted a special severance policy which provides that if the employment of any participant is terminated for any reason within two years after a change in control (except for a termination for cause or a voluntary resignation by the participant without a good reason), then we will pay the participant a lump sum severance benefit payment equal to two years to three years compensation, depending on the participant's position. In 2000, the Board approved an amendment to the severance policy that provides that in the event of termination after a change in control, the chairman of the board would receive a lump sum severance payment equal to that provided the chief executive officer or the highest payment made to either of the co-chief executive officers. To determine severance benefit payments, compensation includes:

        -       The participant's highest annual rate of base salary, plus

        - Average annual bonus earned by the participant during the last two completed fiscal years, plus

        - The average of the fair market value of the shares of restricted stock granted to the participant during the past two completed fiscal years, plus

        -       Medical, dental, disability, and life insurance plan coverage.

Medical, dental, disability and life insurance benefits may be offset by new employment. We will automatically reimburse a participant for any excise tax payments under the policy that are imposed by Section 4999 of the

Internal Revenue Code of 1986, as amended. Excise tax reimbursement payments will not be paid if a reduction of up to 10% of the participant's payments under the policy would avoid an excise tax to be levied. In that case, the participant's payments would be reduced by up to 10% and no excise tax reimbursement will be paid.

In September 2000, the board of directors amended the severance policy to also provide the participant a lump sum cash payment for any unpaid salary and bonus earned through the date of termination as well as a prorated bonus for the fiscal year in which the termination occurs. The board of directors approved the amendment to ensure that the severance policy is fair and competitive. Messrs. Foster, Vought, Russell, Schnugg, Rothstein and Eddy have been designated as plan participants as well as other senior executives.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors is comprised of Harold M. Messmer, Jr., Warren E. Spieker, Jr., and William S. Thompson, Jr. Until September 29, 1999, Mr. Spieker was the chief executive officer. No other interlocking relationship existed in 2000 or presently exists between any member of the compensation committee or stock incentive plan committee and any member of the board of directors or compensation committee of any other corporation. Significant transactions and relationships between us and our officers and directors are set forth below in the section entitled "Certain Relationships and Related Transactions."

Report of the Compensation Committee on Executive Compensation

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this report, the following report and the performance graph which follows shall not be deemed to be incorporated by reference into any such filings.

For services performed in 2000, executive compensation primarily consisted of four key elements:

        -       Base salary,

        -       Bonuses,

        - Grants of stock options under the Amended and Restated 1993 Stock Incentive Plan, and

        - Grants of restricted stock under the Amended and Restated 1993 Stock Incentive Plan or directly by us.

In December 1993, the board of directors established the compensation committee and the stock incentive plan committees of the board of directors (together, the "Committees"). The compensation committee has responsibility for developing, administering and monitoring the compensation policies applicable to the executive officers. The stock incentive plan committee has responsibility for administering the Amended and Restated 1993 Stock Incentive Plan, under which grants may be made to executive officers and other key employees.

The Committees have retained the services of an independent compensation consultant to assist the Committees in their evaluation of the key elements of the compensation program. The compensation consultant provides advice to the Committees with respect to competitive practices and the reasonableness of compensation paid to the executives. The Committees review surveys and other data supplied by the consultant in the course of their deliberations relating to compensation proposals. The Committees believe that our most direct competitors for executive talent are not necessarily all of the companies that would be included in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") Equity Index in the stock price performance chart that compares stockholder returns. Some, but not all, of the companies included in the stock price performance chart are included in the compensation surveys. The Committees review the available competitive data, evaluate the particular needs of the company, and evaluate each executive's performance to arrive at a decision regarding compensation programs.

EXECUTIVE COMPENSATION PHILOSOPHY. The Committees believe that a fundamental goal of the executive compensation program should be to provide incentives to create value for stockholders. In addition, the Committees believe that the executive compensation program should attract, retain, and motivate a quality, performance-oriented management team. It should create a strong and direct link between stock performance and executive compensation. Executive total compensation levels should be positioned between the middle and upper quartiles of real estate development and REIT organizations of comparable size and organizational structure. Compensation should be weighted more on the variable components to allow for premium pay for superior financial results and below-average pay for below-average financial results. The program should create a significant and meaningful long-term incentive tied to long-term growth, financial success, and increasing stockholder value. For 2000, the Committees placed 13% to 20% of the executive officers' total compensation on base salary and 80% to 87% on the combination of short-term and long-term incentive compensation awards.

The Committees believe that company performance should be measured on the basis of both quantitative and qualitative assessments. Quantitative measures include performance in areas such as growth in funds from operations (FFO), net operating income growth, operating margins, return on invested capital, return on investor equity, total return to shareholders, and portfolio occupancy rates. Qualitative measures include performance in the areas such as asset quality, asset management, risk management, tenant retention, financing strategy, market strategy, management strength, special projects and teamwork. These quantitative and qualitative measures are not formally weighted for purposes of determining salaries or incentive awards.

Section 162(m) of the Internal Revenue Code denies a deduction for compensation in excess of $1 million paid to certain executive officers, unless certain performance, disclosure, and stockholder approval requirements are met. Option grants under the Amended and Restated 1993 Stock Incentive Plan are intended to qualify as "performance-based" compensation not subject to the Section 162(m) deduction limitation. The Committees' present intention is to qualify, to the extent reasonable, a portion of the executive officers' compensation for deductibility under applicable tax laws. However, the Committees reserve the right to design programs that recognize a full range of performance criteria important to the company's success, even where compensation payable under such programs may not be deductible.

BASE SALARIES. Base salaries for all of the executive officers are reviewed annually and may be increased by the compensation committee in accordance with certain criteria determined primarily on the basis of growth in revenues, funds from operations ("FFO") per share of common stock, new acquisitions, and on the basis of other factors, which include individual performance, execution of the strategic plan, the functions performed by the executive officer, and changes in the compensation peer group in which the company competes for executive talent. The weight given the factors by the compensation committee may vary from individual to individual. The compensation committee, however, intends to reward executive officers for their achievements primarily through the short-term and long-term incentive compensation awards discussed below. With respect to base salaries, the compensation committee generally tries to target base salary levels at or below the 50th percentile of real estate development and REIT organizations of comparable size and organization structure. Consistent with this philosophy, all executive officer salaries are in the lowest quartile for 2000.

SHORT-TERM INCENTIVE COMPENSATION AWARDS. All officers, including the executive officers, are eligible to participate in the short-term incentive plan. Each year, the compensation committee establishes a pool from which short-term incentive payments are made. In 2000, 100% of the pool maximum was paid out to executive officers for 2000 performance.

Annual incentive awards are paid after assessing company, region, department, and individual performance. Payments for each individual are weighted differently among company, region, department and individual performance objectives, depending on the position. The co-chief executive officers' weighting is 100% on company performance. The weighting for other senior officers is 75% on company performance and 25% on region or department performance.

Company performance is measured on the basis of achieving targeted FFO objectives, which are reviewed and approved by the compensation committee. Region performance is measured on stabilized contributions to FFO from new acquisitions and developments and the performance of existing property portfolio net operating income with consideration of individual market factors, capital expenditures, overhead costs and other factors that may affect performance in any given year. Department performance measures are based on the achievement of specific strategic objectives of the company. Individual performance measures are assessed in a subjective manner and may include company leadership, tenant satisfaction, contributions to the company as a whole and community involvement. The compensation committee may also make its decision based on criteria such as FFO growth performance relative to the office/industrial/mixed-use REIT market segments, asset quality, asset management, risk management, tenant retention, financing strategy, market strategy, management strength and teamwork. The compensation committee believes that a fixed compensation formula may not adequately reflect all aspects of the performance of the company and of an individual executive officer. Therefore, the compensation committee has retained a high degree of flexibility in structuring the short-term incentive compensation plan to ensure that the longer-term interests of stockholders are considered. This allows the compensation committee to subjectively evaluate each executive officer's individual performance and contribution to the company's overall financial and operational success. These subjective factors are not weighted.

Minimum objectives are established for company performance and such objectives basically represent a net FFO growth and cash dividend that will ensure a satisfactory return to stockholders. Generally, the company portion of an award is not paid if such objectives are not achieved.

The compensation committee determines the award for the Chairman and Co-Chief Executive Officers and approves the awards for other participants. The Chairman and the Co-Chief Executive Officers, with the assistance of an internal committee, determines the awards for all other participants on the basis of their achievement of specific objectives and a subjective assessment of the individual's contributions. The compensation committee approved the target performance objectives and the pool. Bonus awards to executive officers for 2000 reflect performance results during the year. Actual 2000 FFO exceeded preestablished target objectives due to market conditions and improved leasing in the company's development and core portfolio. 2000 FFO growth of 27.2% represented the 99th percentile performance of other equity REITs and the 99th percentile for the office/industrial/mixed-use sector equity REITs. The compensation committee also noted our better-than-expected same-store net operating income growth, operating margins and returns on new developments. In addition, we were able to maintain high portfolio occupancy rates of 97.4%, establish one of the highest levels of preleasing among our office/industrial peers, and continue to decrease dependence on outside financing through capital recycling strategies.

LONG-TERM INCENTIVE COMPENSATION AWARDS. The Amended and Restated 1993 Stock Incentive Plan, which was approved by stockholders, is administered by the stock incentive plan committee. The Amended and Restated 1993 Stock Incentive Plan provides for grants of nonqualified stock options, incentive stock options, restricted shares, dividend equivalents, performance shares and performance units to key executives and employees.

The stock incentive plan committee may make grants under the Amended and Restated 1993 Stock Incentive Plan based on a number of factors, including:

        -       Company performance,

        - The executive officer's or key employee's position in the company,

        -       His or her performance and responsibilities,

        - The extent to which he or she already holds an equity stake in the company,

        - Equity participation levels of comparable executives and key employees at other companies in the compensation peer group,

        - Total compensation levels of comparable executives and key employees at other companies in the compensation peer group, and

        - Individual contribution to the success of the company's financial performance.


In addition, the size, frequency, and type of long-term incentive grants are determined on the basis of past granting practices, fair market value of the company's stock, tax consequences of the grant to the individual and the company, accounting impact, and the number of shares available for issuance. However, the plan does not provide any formulaic method for weighing these factors, and a decision to grant an award is based primarily upon the stock incentive plan committee's evaluation of the past as well as the future anticipated performance and responsibilities of each individual.

Stock options generally are granted on an annual basis at 100% of current fair market value of our common stock and will only be of value to the executive officer or key employee if the stock price increases over time. The 2000 stock option grants reflect the compensation philosophy to place greater emphasis on the variable components of the compensation program. The 2000 grants of options vest ratably at 20% per year after one year from the date of grant. Executive officers were also granted restricted stock during 2000 in recognition of exceptional performance, to place greater emphasis on stock-based incentives, and to retain exceptional executive talent. Restricted shares vest ratably at 25% per year after one year from the date of grant. In the event of a change in control, corporate transaction, or subsidiary disposition (each as defined by the Plan), all outstanding options and restricted shares become fully vested.

CO-CHIEF EXECUTIVE OFFICER COMPENSATION. Messrs. Foster and Vought were appointed Co-Chief Executive Officer in September 1999. Compensation for Messrs. Foster and Vought for fiscal year 2000 was determined on the same general basis as discussed above for the executive officers. Base salary and award levels under the Amended and Restated 1993 Stock Incentive Plan and the short-term incentive plan are reviewed annually for Messrs. Foster and Vought. In 2000, Messrs. Foster and Vought each received a base salary of $250,000 (an 11.1% increase over 1999 levels), which places their salaries in the lowest quartile of the compensation paid to chief executive officers of real estate development and REIT organizations of comparable size and organizational structure. The 11.1% salary increase was in recognition of competitively low salary levels and superior operating performance for the prior year. Consistent with the company's compensation philosophy to leverage incentive compensation, Mr. Foster's and Mr. Vought's base salary levels will continue to be in the lowest quartile of competitive practices for 2001.

The Committees awarded Messrs. Foster and Vought a bonus of $950,000 each on the basis of exceptional company performance. We exceeded our 2000 FFO objectives, have recorded 20 consecutive quarters of double digit FFO per share growth, and reported the highest year-over-year growth in our history. We significantly outperformed the office/industrial/mixed-use REIT market segments in FFO growth and delivered a 45.5% total return to shareholders which represented approximately the 95th to 90th percentiles of all equity REITs and the office/industrial/mixed-use equity REIT segment, respectively. Total return to shareholders averaged for the past three years also approximated the 90th percentile of all equity REITs and the office/industrial/ mixed-use equity REIT segment. In addition, we delivered better-than-expected same-store net operating income growth, operating margins, and returns on new developments. We were also able to maintain high portfolio occupancy rates of 97.4%, maintain one of the highest levels of preleasing among our office/industrial peers, and decrease dependence on outside financing by surpassing planned dispositions to provide funds for development and acquisitions.

Based on the stock incentive plan committee's criteria, our performance as described above, and in recognition of cash compensation that is significantly below competitive levels, Messrs. Foster and Vought were each awarded 11,956 shares of restricted stock for 2000 performance. Mr. Foster and Mr. Vought were also each awarded options to purchase 50,000 shares of common stock during 2000. Mr. Foster's and Mr. Vought's compensation in 2000 was leveraged 87% toward incentives directly tied to shareholder value creation. In 2000, the company contributed $5,000 to the 401(k) accounts for Messrs. Foster and Vought under the terms and conditions of that plan and made no profit sharing contributions in accordance with the provisions of that plan. The Co-Chief Executive Officers received no further grants of restricted shares of common stock of BroadBand Office, Inc. Messrs. Foster and Vought do not participate in or otherwise influence deliberations of the Committees relating to their compensation.

SECTION 401(k) PLAN. In 1994, we adopted a tax-qualified cash and deferred profit-sharing plan (the "401(k) Plan"). Under the 401(k) Plan, which covers all company employees after they have completed 12 months of service, employees may reduce their current compensation by up to 15% of their total salary plus bonus, up to a maximum of $10,500 for the 2000 calendar year, and have the amount of the reduction contributed to the 401(k) Plan. We also contribute to the 401(k) Plan an additional amount equal to 5% of such employee's compensation or the maximum contribution allowable by law. In addition, we may make profit sharing and discretionary contributions at the end of each year. As of October 1, 1996, we exclude officers from participation in the profit sharing contribution. Beginning after twelve months of service, our contributions on the employee's behalf vests at a rate of 20% per year. For fiscal year 2000, we made contributions to the 401(k) Plan of $30,000 to the Co-Chief Executive Officers and the other executive officers.


STOCK INCENTIVE PLAN COMMITTEE                   COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS                        OF THE BOARD OF DIRECTORS
William S. Thompson, Jr.                         William S. Thompson, Jr.
Harold M. Messmer, Jr.                           Harold M. Messmer, Jr.
                                                 Warren E. Spieker, Jr.

Stock Price Performance Graph
The following graph compares cumulative total stockholder return on our common stock from December 31, 1995 through December 31, 2000 to the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and the Equity REIT Total Return Index prepared by NAREIT. The graph assumes that the value of the investment in our common stock was $100 at December 31, 1995 and that all dividends were reinvested. The common stock's price on December 31, 1995 was $25.125.

The stockholder return shown on the following graph is not necessarily indicative of future performance. Total return assumes reinvestment of dividends before consideration of income taxes.




                              [PERFORMANCE GRAPH]





                                 1995           1996           1997           1998           1999           2000
                                -------        -------        -------        -------        -------        -------
Spieker Properties, Inc.         100.00         150.33         187.76         161.62         181.47         263.58

S&P 500                          100.00         122.96         163.99         210.86         255.20         231.97

NAREIT Equity Index              100.00         135.26         162.66         134.19         127.99         161.74

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our common stock beneficially owned as of March 16, 2001 for each director and each of our Named Executive Officers, all directors and such executive officers as a group, and each person known by us to hold more than 5% of the outstanding shares of our common stock.

Beneficial ownership includes shares that are individually or jointly owned, as well as shares which the individual has sole or shared investment or voting authority. Beneficial ownership also includes shares which could be purchased by the exercise of options at or within 60 days of the record date, as well as units of limited partnership interests in Spieker Properties, L.P., which are exchangeable into one share of our common stock.

The percentage of shares outstanding is calculated assuming that none of the partnership units or stock options held by any other person is exchanged or exercised for common stock.

                                           Amount and
                                            Nature of    Percentage
                                           Beneficial     of Shares
Name                                        Ownership    Outstanding
----                                       ----------    -----------
Warren E. Spieker, Jr.(1)                   3,073,019       4.7%
John K. French (2)                            861,557       1.3
Dennis E. Singleton (3)                       996,659       1.5
John A. Foster (4)                            366,888         *
Craig G. Vought (5)                           482,764         *
Joseph D. Russell, Jr.(6)                      78,134         *
Stuart A. Rothstein (7)                        73,061         *
Peter H. Schnugg (8)                          216,182         *
James C. Eddy (9)                             269,395         *
Richard J. Bertero (10)                        15,500         *
Harold M. Messmer, Jr. (11)                   118,250         *
David M. Petrone (12)                          20,375         *
William S. Thompson, Jr. (13)                  31,500         *
All directors and executive officers
  as a group (sixteen persons) (14)         7,033,664      10.7



*       Less than 1%

(1) Includes 2,364,863 shares of common stock that may be issued upon the conversion of all of Mr. Spieker's partnership units, 100,000 shares of common stock held directly, 28,206 shares of restricted common stock, 578,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 1,450 shares of common stock owned by Mr. Spieker's wife and children and deemed beneficially owned by Mr. Spieker.

(2) Includes 512,772 shares of common stock that may be issued upon conversion of all of Mr. French's partnership units, 4,700 shares of common stock held directly, 15,085 shares of restricted common stock and 329,000 shares of common stock subject to options that are exercisable within 60 days of the record date.

(3) Includes 667,526 shares of common stock that may be issued upon the conversion of all of Mr. Singleton's partnership units, 35,500 shares of common stock held directly, 12,233 shares of restricted common stock, 280,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 900 shares of common stock held by Mr. Singleton as custodian for his children.

(4) Includes 143,141 shares of common stock that may be issued upon the conversion of all of Mr. Foster's partnership units, 194,100 shares of common stock subject to options that are exercisable within 60 days of the record date and 29,647 shares of restricted common stock.

(5) Includes 104,493 shares of common stock that may be issued upon the conversion of all of Mr. Vought's partnership units, 359,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 18,771 shares of restricted common stock.

(6) Includes 14,924 shares of common stock that may be issued upon conversion of all of Mr. Russell's partnership units, 250 shares of common stock held directly in a 401k account, 15,160 shares of restricted common stock and 47,800 shares of common stock subject to options that are exercisable within 60 days of the record date.

(7) Includes 14,689 shares of common stock that may be issued upon conversion of all of Mr. Rothstein's partnership units, 1,372 shares of restricted common stock and 57,000 shares of common stock subject to options that are exercisable within 60 days of the record date.

(8) Includes 101,228 shares of common stock that may be issued upon conversion of all of Mr. Schnugg's partnership units, 14,937 shares of restricted common stock and 100,017 shares of common stock subject to options that are exercisable within 60 days of the record date.

(9) Includes 145,532 shares of common stock that may be issued upon conversion of all of Mr. Eddy's partnership units, 3,563 shares of restricted common stock and 120,300 shares of common stock subject to options that are exercisable within 60 days of the record date.

(10) Includes 2,000 shares of common stock held directly and 13,500 shares of common stock subject to options that are exercisable within 60 days of the record date.

(11) Includes 114,600 shares of common stock held directly and 3,650 shares of common stock held by Mr. Messmer's son. Mr. Messmer disclaims beneficial ownership of such 3,650 shares.

(12) Includes 16,375 shares of common stock held directly and 4,000 shares of common stock subject to options that are exercisable within 60 days of the record date.

(13) Includes 16,500 shares of common stock held directly, 13,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 1,500 shares of common stock held by Mr. Thompson for his children. Mr. Thompson disclaims beneficial ownership of such 1,500 shares.

(14) Includes 4,238,409 shares of common stock that may be issued upon the conversion of partnership units and 2,328,217 shares of common stock subject to options that are exercisable in the aggregate by all the directors and executive officers within 60 days of the record date.

We also have outstanding 1,000,000 shares of Series A preferred stock, which is convertible into 1,219,512 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We own 95% of the non-voting preferred stock of Spieker Northwest, Inc. ("SNI"), which provides fee management and other services for properties not owned by the company, including certain properties in which Messrs. Spieker, French and Singleton have ownership interests. The fees charged by SNI for managing properties are comparable to the fees it charges for managing other properties. Messrs. Spieker, French, Singleton and Bruce E. Hosford own 100% of the voting stock of SNI and the remaining 5% of the non-voting preferred stock. For the year ended December 31, 2000, SNI had revenues of approximately $2,527,000, which were mainly offset by operating expenses, and it did not pay any dividends on its common or preferred stock.

At the time of our 1993 initial public offering, we entered into land holding agreements with some of our executive officers with respect to vacant land parcels in which these executive officers hold ownership interest. The land holding agreements generally provide us with the option to purchase the land subject to the agreement for the lesser of a fixed price set forth in the land holding agreement or the fair market value as determined by appraisal.

Indebtedness of Management
On April 20, 2000, we made a loan to Mr. Rothstein, Chief Financial Officer, in the amount of $400,000, due April 10, 2010. The loan was made to promote the continued dedication of Mr. Rothstein to his duties and in recognition of his excellent performance. The loan was made in the form of a promissory note secured by a mortgage on real property, and Mr. Rothstein used the loan to acquire a personal residence.

The first $200,000 of the note is non-interest bearing. This portion is reduced each year for five years, on October 15, beginning October 15, 2000, in the amount of $40,000, provided Mr. Rothstein remains in our employment for the entire year preceding the forgiveness date. The second $200,000 of the note is interest-bearing at a rate of 6.31% (monthly long-term AFR).

As of March 16, 2001, $360,000 of the $400,000 loan was outstanding, $200,000 of which is interest-bearing at an interest rate of 6.31%.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                                      Page
                                                                                      ----
(a)     1.      FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP,
                INDEPENDENT PUBLIC ACCOUNTANTS
                Report of Independent Public Accountants                               54

                Consolidated Financial Statements:
                Balance Sheets:
                  Spieker Properties, Inc. Consolidated as of
                    December 31, 2000 and 1999                                         55
                Statements of Operations:
                  Spieker Properties, Inc. Consolidated for
                    the years ended December 31, 2000,
                    December 31, 1999, and December 31, 1998                           57
                Statements of Stockholders' Equity:
                  Spieker Properties, Inc. Consolidated for
                    the years ended December 31, 2000,
                    December 31, 1999, and December 31, 1998                           58
                Statements of Cash Flows:
                  Spieker Properties, Inc. Consolidated for
                    the years ended December 31, 2000,
                    December 31, 1999, and December 31, 1998                           59

                Notes to Consolidated Financial Statements                             60

        2.      FINANCIAL STATEMENTS SCHEDULE
                Schedule III- Real Estate and Accumulated Depreciation as of
                December 31, 2000                                                      75


                All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)             REPORTS ON FORM 8-K
                Subsequent to the year ended December 31, 2000, we filed the following report on Form 8-K.

                (i) Form 8-K dated March 9, 2001, to report under "Item 5. Other Events" on the Agreement and Plan of Merger of Spieker Properties, Inc. with and into Equity Office Properties Trust.

(c)             EXHIBITS

                The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

                EXHIBITS (enclosed attachments are sequentially numbered)
                ----------------------------------------------------------------
 3.1            Articles of Incorporation of Spieker Properties, Inc. (1)

 3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s
                Report on Form 10-K for the year ended December 31, 1996)

 3.2 Amended and Restated Bylaws of Spieker Properties, Inc., amended and reinstated through March 8, 2000 (incorporated by reference to Exhibit 3.2 to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1999)

 3.3            Articles Supplementary of Spieker Properties, Inc. for the
                Series A Preferred Stock (incorporated by reference to Exhibit
                4.2 to Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31, 1994)

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

 3.8            Articles Supplementary of Spieker Properties, Inc. for the
                Series D Preferred Stock (incorporated by reference to Exhibit
                3.8 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

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

 4.4            Investor Rights Agreement relating to Series A Preferred Stock
                (incorporated by reference to Exhibit 4.3 to Spieker Properties,
                Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

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

(1) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

                EXHIBITS (enclosed attachments are sequentially numbered)
                ----------------------------------------------------------------
 4.14           Fifth Supplemental Indenture relating to the Medium Term Note
                Program and Forms of Medium Term Notes (incorporated by
                reference to Exhibit 4.1 to Spieker Properties, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1996)

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

 4.23 Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007 (incorporated by reference to Exhibit 4.15 to Spieker
                Properties, Inc.'s Registration Statement on Form S-3 (File No.
                333-51269))

 4.24           Fifteenth Supplemental Indenture relating to the 6.8% Notes Due
                2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current report on Form
                8-K dated May 11, 1999)

 4.25           Sixteenth Supplemental Indenture relating to the 7.65% Notes Due
                December 15, 2010, including a specimen of such Note

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

10.3            First Amended and Restated Credit Agreement among Spieker
                Properties, L.P., as borrower, Wells Fargo Bank, as Agent,
                Morgan Guaranty Trust Company of New York, as Documentation
                Agent, and the lenders named therein, dated as of November 14,
                2000

10.4            Intentionally omitted

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

(1) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

                EXHIBITS (enclosed attachments are sequentially numbered)
                ----------------------------------------------------------------

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

10.12           Second Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 3.1 to Spieker Properties, L.P.'s Report on
                Form 10-Q/A for the quarterly period ended June 30, 1998)

10.13           Third Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.13 to Spieker Properties, Inc.'s Annual
                Report on Form 10-K for the year ended December 31, 1998)

10.14           Fourth Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P.

10.15*          Spieker Properties, Inc. Special Severance Policy effective
                August 7, 1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s
                Annual Report on Form 10-K for the year ended December 31, 1997)

23.1            Consent of Independent Public Accountants (filed herewith)

----------

*       Indicates management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Spieker Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN, LLP

San Francisco, California
January 29, 2001 (except with respect
to the matter discussed in Note 16,
as to which the date is February 22, 2001)

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                             (dollars in thousands)

                                     ASSETS

                                                                                2000              1999
                                                                            -----------       -----------
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests                           $   856,819       $   816,136
  Buildings and improvements                                                  3,329,281         3,174,430
  Construction in progress                                                      245,578           180,407
                                                                            -----------       -----------
                                                                              4,431,678         4,170,973
  Less-accumulated depreciation                                                (375,761)         (316,240)
                                                                            -----------       -----------
                                                                              4,055,917         3,854,733
  Land held for investment                                                       66,251           125,356
  Investment in mortgages                                                         8,827            18,725
  Property held for disposition, net                                            197,602            89,220
                                                                            -----------       -----------
      Net investments in real estate                                          4,328,597         4,088,034

CASH AND CASH EQUIVALENTS                                                        13,020            17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts
  of $1,657 and $2,139 as of December 31, 2000 and 1999                          11,311             4,846

DEFERRED RENT RECEIVABLE                                                         36,008            22,911

RECEIVABLE FROM AFFILIATES                                                          327               144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $27,776 and $20,901 as of December 31, 2000 and 1999           74,234            59,655

FURNITURE, FIXTURES and EQUIPMENT, net of accumulated
  depreciation of $3,624 and $3,283 as of December 31, 2000 and 1999              5,899             5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                        40,949            50,091

INVESTMENTS IN AFFILIATES                                                        17,943            20,583
                                                                            -----------       -----------
                                                                            $ 4,528,288       $ 4,268,485
                                                                            ===========       ===========

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                    (dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            2000              1999
                                                                                        -----------       -----------
DEBT:
  Unsecured notes                                                                       $ 1,936,500       $ 1,836,500
  Short-term borrowings                                                                      61,619            63,012
  Mortgage loans                                                                             56,738            97,331
                                                                                        -----------       -----------
      Total debt                                                                          2,054,857         1,996,843

ASSESSMENT BONDS PAYABLE                                                                      6,875            10,172
ACCOUNTS PAYABLE                                                                              8,575            13,548
ACCRUED REAL ESTATE TAXES                                                                     3,106             2,628
ACCRUED INTEREST                                                                             29,088            28,634
UNEARNED RENTAL INCOME                                                                       33,156            33,244
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                          54,195            46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                                      114,231            76,192
                                                                                        -----------       -----------
      Total liabilities                                                                   2,304,083         2,208,238
                                                                                        -----------       -----------
MINORITY INTERESTS                                                                          284,148           266,802
                                                                                        -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Series A Preferred Stock: convertible, cumulative, redeemable, $.0001 par value,
    1,000,000 shares authorized, issued and outstanding as of December 31, 2000
    and 1999, $25,000 liquidation preference                                                 23,949            23,949
  Series B Preferred Stock: cumulative, redeemable, $.0001 par value, 5,000,000 shares authorized, 4,250,000 issued and outstanding as of December 31, 2000
    and 1999, $106,250 liquidation preference                                               102,064           102,064
  Series C Preferred Stock: cumulative, redeemable, $.0001 par value, 6,000,000 shares authorized, issued and outstanding as of December 31, 2000 and 1999,
    $150,000 liquidation preference                                                         145,959           145,959
  Series E Preferred Stock: cumulative, redeemable, $.0001 par value, 4,000,000 shares authorized, issued and outstanding as of December 31, 2000 and 1999,
    $100,000 liquidation preference                                                          96,401            96,401
  Common Stock: $.0001 par value, 652,500,000 shares authorized, 65,782,599 and
    64,961,052 shares issued and outstanding as of December 31, 2000 and 1999,
    respectively                                                                                  6                 6
  Excess Stock: $.0001 par value per share, 330,000,000 shares authorized, no
    shares issued or outstanding                                                                 --                --
  Additional paid-in capital                                                              1,430,636         1,400,550
  Deferred compensation                                                                      (6,697)           (6,347)
  Retained earnings                                                                         147,739            30,863
                                                                                        -----------       -----------
      Total stockholders' equity                                                          1,940,057         1,793,445
                                                                                        -----------       -----------
                                                                                        $ 4,528,288       $ 4,268,485
                                                                                        ===========       ===========

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (dollars in thousands, except per share amounts)



                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                               2000            1999            1998
                                                                            ---------       ---------       ---------
REVENUES:
  Rental revenues                                                           $ 744,499       $ 637,844       $ 542,430
  Interest and other income                                                     9,337           5,985          18,667
                                                                            ---------       ---------       ---------
                                                                              753,836         643,829         561,097
                                                                            ---------       ---------       ---------
OPERATING EXPENSES:
  Rental expenses                                                             162,762         144,826         124,847
  Real estate taxes                                                            51,533          47,920          42,196
  Interest expense, including amortization of deferred financing costs        133,040         120,726         116,335
  Depreciation and amortization                                               137,816         111,370          94,512
  General and administrative expenses                                          28,822          23,471          19,283
                                                                            ---------       ---------       ---------
                                                                              513,973         448,313         397,173
                                                                            ---------       ---------       ---------
    Income from operations before disposition of real estate and
      minority interests                                                      239,863         195,516         163,924

GAIN ON DISPOSITION OF REAL ESTATE                                            140,051          58,454          22,015
                                                                            ---------       ---------       ---------
    Income from operations before minority interests                          379,914         253,970         185,939

MINORITY INTERESTS' SHARE OF  NET INCOME                                      (46,450)        (33,819)        (26,274)
                                                                            ---------       ---------       ---------
    Net income                                                                333,464         220,151         159,665

PREFERRED DIVIDENDS:
    Series A Preferred Stock                                                   (3,415)         (2,975)         (2,780)
    Series B Preferred Stock                                                  (10,041)        (10,041)        (10,041)
    Series C Preferred Stock                                                  (11,813)        (11,813)        (11,813)
    Series E Preferred Stock                                                   (8,000)         (8,000)         (4,600)
                                                                            ---------       ---------       ---------
    Net income available to Common Stockholders                             $ 300,195       $ 187,322       $ 130,431
                                                                            =========       =========       =========
NET INCOME PER SHARE OF COMMON STOCK:
    Basic                                                                   $    4.59       $    2.93       $    2.10
                                                                            ---------       ---------       ---------
    Diluted                                                                 $    4.45       $    2.89       $    2.07
                                                                            ---------       ---------       ---------
DIVIDENDS PER SHARE:
    Series A Preferred Stock                                                $    3.41       $    2.98       $    2.80
                                                                            ---------       ---------       ---------
    Series B Preferred Stock                                                $    2.36       $    2.36       $    2.36
                                                                            ---------       ---------       ---------
    Series C Preferred Stock                                                $    1.97       $    1.97       $    1.97
                                                                            ---------       ---------       ---------
    Series E Preferred Stock                                                $    2.00       $    2.00       $    1.15
                                                                            ---------       ---------       ---------
    Common stock, including Class B and C                                   $    2.80       $    2.44       $    2.29
                                                                            ---------       ---------       ---------

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                 Series A, B        Common          Class B        Class C       Common
                                                   C and E          Stock           Common          Common      Stock Par
                                               Preferred Stock      Shares       Stock Shares     Stock Shares    Value
                                               ---------------    ----------     ------------     ------------  ---------
BALANCE AT DECEMBER 31, 1997                      $ 271,972       55,772,632       2,000,000        1,176,470       $5
   Series E Preferred Stock offering
     (4,000,000 shares)                              96,401               --              --               --        -
   Conversion of Operating Partnership units             --          368,727              --               --        -
   Common Stock offerings                                --        2,659,468              --               --        1
   Conversion of Class B Common Stock to
     Common Stock                                        --        2,531,640      (2,000,000)              --        -
   Common Stock issued for property                      --          165,985              --               --        -
   Allocation to minority interests                      --               --              --               --        -
   Restricted Stock grant                                --          103,257              --               --        -
   Exercise of Stock options                             --          314,750              --               --        -
   Deferred Compensation amortization                    --               --              --               --        -
   Dividends declared                               (29,234)              --              --               --        -
   Net Income                                        29,234               --              --               --        -
                                                  ---------       ----------      -----------      ----------       --
BALANCE AT DECEMBER 31, 1998                        368,373       61,916,459              --        1,176,470        6
   Conversion of Operating Partnership units             --        1,645,299              --               --        -
   Conversion of Class C Common Stock
     to Common Stock                                     --        1,176,470              --       (1,176,470)       -
   Allocation to minority interests                      --               --              --               --        -
   Restricted Stock grant                                --          100,559              --               --        -
   Exercise of Stock options                             --          122,265              --               --        -
   Deferred Compensation amortization                    --               --              --               --        -
   Dividends declared                               (32,829)              --              --               --        -
   Net Income                                        32,829               --              --               --        -
                                                  ---------       ----------      -----------      ----------       --
BALANCE AT DECEMBER 31, 1999                        368,373       64,961,052              --               --        6
   Conversion of Operating Partnership units             --          219,806              --               --        -
   Allocation to minority interests                      --               --              --               --        -
   Restricted Stock grant                                --          100,497              --               --        -
   Exercise of Stock options                             --          501,244              --               --        -
   Deferred Compensation amortization                    --               --              --               --        -
   Dividends declared                               (33,269)              --              --               --        -
   Net Income                                        33,269               --              --               --        -
                                                  ---------       ----------      -----------      ----------       --
BALANCE AT DECEMBER 31, 2000                      $ 368,373       65,782,599              --               --       $6
                                                  =========       ==========      ===========      ==========       ==



                                                   Additional
                                                    Paid-in        Deferred       Retained
                                                    Capital      Compensation     Earnings          Total
                                                  -----------    ------------     ---------       -----------
BALANCE AT DECEMBER 31, 1997                      $ 1,223,229       $(1,378)      $      --       $ 1,493,828
   Series E Preferred Stock offering
     (4,000,000 shares)                                    --            --              --            96,401
   Conversion of Operating Partnership units           10,840            --              --            10,840
   Common Stock offerings                             102,390            --              --           102,391
   Conversion of Class B Common Stock to
     Common Stock                                          --            --              --                --
   Common Stock issued for property                     6,900            --              --             6,900
   Allocation to minority interests                    17,885            --              --            17,885
   Restricted Stock grant                               4,215        (4,215)             --                --
   Exercise of Stock options                            6,578            --              --             6,578
   Deferred Compensation amortization                      --           730              --               730
   Dividends declared                                 (12,091)           --        (130,431)         (171,756)
   Net Income                                              --            --         130,431           159,665
                                                  -----------       --------      ---------       -----------
BALANCE AT DECEMBER 31, 1998                        1,359,946        (4,863)             --         1,723,462
   Conversion of Operating Partnership units           60,499            --              --            60,499
   Conversion of Class C Common Stock
     to Common Stock                                       --            --              --                --
   Allocation to minority interests                   (26,165)           --              --           (26,165)
   Restricted Stock grant                               3,515        (3,515)             --                --
   Exercise of Stock options                            2,755            --              --             2,755
   Deferred Compensation amortization                      --         2,031              --             2,031
   Dividends declared                                      --            --        (156,459)         (189,288)
   Net Income                                              --            --         187,322           220,151
                                                  -----------       --------      ---------       -----------
BALANCE AT DECEMBER 31, 1999                        1,400,550        (6,347)         30,863         1,793,445
   Conversion of Operating Partnership units            8,577            --              --             8,577
   Allocation to minority interests                     2,166            --              --             2,166
   Restricted Stock grant                               4,135        (4,135)             --                --
   Exercise of Stock options                           15,208            --              --            15,208
   Deferred Compensation amortization                      --         3,785              --             3,785
   Dividends declared                                      --            --        (183,319)         (216,588)
   Net Income                                              --            --         300,195           333,464
                                                  -----------       --------      ---------       -----------
BALANCE AT DECEMBER 31, 2000                      $ 1,430,636       $(6,697)      $ 147,739       $ 1,940,057
                                                  ===========       ========      =========       ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                                                       Year Ended December 31,
                                                                             -------------------------------------------
                                                                                2000            1999              1998
                                                                             ---------       ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $ 333,464       $ 220,151       $   159,665
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                137,816         111,370            94,512
  Amortization of deferred financing costs                                       2,267           2,292             2,283
  Loss from affiliate                                                              140             280               190
  Non-cash compensation                                                          3,785             983                84
  Minority interests' share of net income                                       46,450          33,819            26,274
  Gain on disposition of real estate                                          (140,051)        (58,454)          (22,015)
  Increase in accounts receivable and other assets                             (31,929)        (14,340)          (15,077)
  Decrease (increase) in receivable from related parties                          (183)             39               111
  Decrease in assessment bonds payable                                            (973)         (1,268)           (1,012)
  Increase in accounts payable and other accrued expenses and
    liabilities                                                                 25,414          22,385            37,875
  Increase in accrued real estate taxes                                            478             377             1,248
  Increase in accrued interest                                                     454           3,371             3,722
                                                                             ---------       ---------       -----------
    Net cash provided by operating activities                                  377,132         321,005           287,860
                                                                             ---------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                     (600,692)       (365,475)       (1,135,314)
  Proceeds from disposition of properties                                      382,043         199,186            73,538
  Reductions (additions) to deposits on properties, net                         29,966         (26,000)           37,920
  Additions to investments in mortgages and other                               (8,985)             --           (11,610)
  Additions to investments in affiliates                                            --              --           (13,574)
  Additions to leasing costs                                                   (27,406)        (19,206)          (18,300)
  Proceeds from investment in mortgages                                         12,595              --           257,142
  Distributions from affiliates                                                  2,500              --            29,825
                                                                             ---------       ---------       -----------
    Net cash used for investing activities                                    (209,979)       (211,495)         (780,373)
                                                                             ---------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                           376,619         605,000         1,096,500
  Payments on debt                                                            (318,710)       (484,900)         (700,922)
  Payments of financing fees                                                    (4,333)         (1,311)           (3,395)
  Payments of dividends and distributions                                     (240,031)       (218,856)         (195,877)
  Proceeds from sale of Preferred Stock, net of issuance costs                      --              --            96,401
  Proceeds from sale of Common Stock, net of issuance costs                         --              --           102,391
  Proceeds from stock options exercised and partnership units sold              15,208           2,755            79,703
                                                                             ---------       ---------       -----------
    Net cash (used for) provided by financing activities                      (171,247)        (97,312)          474,801
                                                                             ---------       ---------       -----------

    Net (decrease) increase  in cash and cash equivalents                       (4,094)         12,198           (17,712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  17,114           4,916            22,628
                                                                             ---------       ---------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  13,020       $  17,114       $     4,916
                                                                             =========       =========       ===========

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                    (dollars in thousands, except share data)


1.      ORGANIZATION AND BASIS OF PRESENTATION

        As used herein, the terms "we", "us", "our", or the "Company" refer collectively to Spieker Properties, Inc., Spieker Properties, L.P. (the "Operating Partnership") and consolidated entities. We were organized in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of our initial public offering on November 18, 1993. We qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. As of December 31, 2000, Spieker Properties, Inc. owned an approximate 88.2 percent general and limited partnership interest in the Operating Partnership.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation

        Our consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 2000 and 1999, and its consolidated results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998. Our investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary of the Company, and our investment in Spieker Griffin/W9 Associates, LLC, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

        Properties

        Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

          Land improvements and leasehold interests              18 to 40 years
          Buildings and improvements                             10 to 40 years
          Tenant improvements                                    Term of the related lease

        The cost of buildings and improvements includes the purchase price of the property or interests in the property, and associated legal fees, acquisition costs, capitalized interest, property taxes and other costs incurred during the period of construction. All acquisitions are recorded using the purchase method of accounting.

        Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments, which extend the economic useful life of assets, are capitalized.

        Investments in real estate are stated at the lower of depreciated cost or estimated fair value. We periodically evaluate fair value for financial reporting purposes on a property by property basis using undiscounted cash flow. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 2000 and 1999, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 2000 and 1999, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

        We own mortgage loans that are secured by real estate. Certain loans are with an affiliate of ours (see Note 4). We assess possible impairment of these loans by reviewing the fair value of the underlying real estate. As of

        December 31, 2000, the estimated fair value of the underlying real estate was in excess of our book value of the mortgage loans.

        Construction in Progress

        Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

        Land Held for Investment

        Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of December 31, 2000, were approximately $21.7 million.

        Property Held for Disposition

        We include in property held for disposition certain properties that do not have a strategic fit and which management has decided to sell. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress, less any direct assessments and the accumulated depreciation.

        Cash and Cash Equivalents

        Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

        Deferred Financing and Leasing Costs

        Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease. Unamortized financing and leasing costs are charged to expense upon the early payoff of financing or upon the early termination of the lease.

        Fair Value of Financial Instruments

        Based on the borrowing rates currently available to us, the carrying amount of debt approximates fair value (see Note 6 for further discussion). Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

        New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting derivative and hedging information. SFAS 133 requires that all derivatives be recognized as either assets or liabilities, at fair value, in the balance sheet. Derivatives that are not hedges must be adjusted to fair value through current earnings. Gains and losses on any derivative designated as part of a hedge transaction will either offset the income statement effect of the change in fair value of the hedged item, or be recognized in other comprehensive income, depending on the nature of the hedge. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS 133 as of January 1, 2001. We do not believe the effect of adopting SFAS 133 will be material to the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We have adopted SAB 101 as required in 2000. SAB 101 did not have a material impact on our consolidated financial statements.

        Minority Interest

        Our minority interests include the limited partners' interest in the Operating Partnership of approximately 11.8% at December 31, 2000, and 12.0% at December 31, 1999. Minority interests also include $75,000 of Preferred Series D units as of December 31, 2000 and 1999.

        Revenues

        All leases are classified as operating leases. Rental revenues are recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

        Interest and Other Income

        Interest and other income includes interest income on cash, cash equivalents, and investment in mortgages and management fee income.

        Net Income Per Share of Common Stock

        Per share amounts are computed using the weighted average common shares outstanding (including Class B and Class C Common Stock) during the period. The Class B Common Stock was converted into Common Stock during the third and fourth quarters of 1998. The Class C Common Stock was converted into Common Stock during the first quarter of 1999. Additionally, earnings used in the calculation are reduced by dividends owed to preferred stockholders. The diluted weighted average common shares outstanding include the dilutive effect of outstanding stock options, using the Treasury Stock method, and Series A Preferred Stock. Series A Preferred Stock was dilutive during the year ended December 31, 2000, and during the last quarter of the year ended December 31, 1999, and antidilutive during the year ended December 31, 1998. The basic and diluted weighted average common shares outstanding for the years ended December 31, 2000, 1999 and 1998 are as follows:

                            Basic Weighted Average         Diluted Weighted Average
                          Common Shares Outstanding       Common Shares Outstanding
                          -------------------------       -------------------------
Year ended:
  December 31, 2000                  65,401,668                      68,166,326
  December 31, 1999                  63,984,711                      64,983,415
  December 31, 1998                  62,113,712                      62,877,995


        Reclassifications

        Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation with no effect on results of operations.

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

3.      ACQUISITIONS AND DISPOSITIONS

        We acquired the following properties (the "2000 Acquisitions") during the year ended December 31, 2000:

                                                    Property    Month       Total Rentable    Initial
       Project Name                Location         Type(1)    Acquired       Square Feet    Cost(2)(3)
       ------------                --------         --------   --------     --------------   ----------
Pacific Northwest
     Quadrant Plaza                Bellevue, WA         O      February         145,585      $ 33,467
     I-90 Bellevue I & II          Bellevue, WA         O      May              134,235        27,766
     Lincoln Center                Portland, OR         O      September        725,961       118,351
                                                                              ---------      --------
                                                                              1,005,781       179,584
Peninsula/North Bay
     Larkspur Landing              Larkspur, CA         O      February         189,040        42,192
     Drake's Landing               Greenbrae, CA        O      August           121,470        37,459
                                                                              ---------      --------
                                                                                310,510        79,651
Southern California
     The Tower in Westwood         Los Angeles, CA      O      October          206,936        58,099
                                                                              ---------      --------
         Total Acquisitions                                                   1,523,227      $317,334
                                                                              ---------      --------


(1)     O - Office.

(2) Represents the initial acquisition costs of the properties, excluding any additional repositioning costs.

(3)     All acquisitions were recorded using the purchase method of accounting.



        During 2000, in addition to the projects listed above, we acquired an asset to be redeveloped in Southern California at an initial cost of $11,500, and we acquired two parcels of land for development at an initial cost of $16,503.

        During 1999, we acquired 807,037 square feet of office property (252,449 in Southern California and 554,588 in the Pacific Northwest) at an initial cost of $129,191. We also acquired five land parcels (three are located in Northern California, one is in Southern California and one is in Oregon) at an initial cost of $48,800 to be used for future development.

        During 1998, we acquired 6,257,233 square feet of office and industrial property at an initial cost of $847,680.

        We disposed of the following properties, referred to as the Dispositions, during the year ended December 31, 2000:

                                                                                     Property        Month       Total Rentable
Project Name                              Region - Location                          Type(1)        of Sale        Square Feet
------------                              -----------------                          --------       -------      --------------
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


(1)     I - Industrial, L - Land.

(2)     Represents sale of approximately .8 acres.

(3)     Represents sale of approximately 4.7 acres.

                                                                                       Property       Month         Total Rentable
Project Name                               Region - Location                            Type(1)       of Sale        Square Feet
------------                               -----------------                           --------       -------       --------------
11999 San Vicente                          Southern California - Los Angeles, CA           O          August             55,673
Riverside Business Center                  East Bay/Sacramento - Sacramento, CA            I          August            174,624
Seaport                                    East Bay/Sacramento - Sacramento, CA            I          August            199,553
South Center West Business Park            Pacific Northwest - Tukwila, WA                 I          August            286,921
Stadium Business Park                      Southern California - Anaheim, CA               I          Aug/Sept          807,911
Western Metal Lath                         Southern California - Riverside, CA             I          August            161,588
21 Lower Ragsdale                          Silicon Valley - Monterey, CA                   I          September          22,912
531 Getty Court(9)                         East Bay/Sacramento - Benicia, CA               I          September          66,816
535 Getty Court(9)                         East Bay/Sacramento - Benicia, CA               I          September          68,544
380 Industrial Court(9)                    East Bay/Sacramento - Benicia, CA               L          September              --(4)
500-518 Stone Road(9)                      East Bay/Sacramento - Benicia, CA               I          September          51,297
521-531 Stone Road(9)                      East Bay/Sacramento - Benicia, CA               I          September         149,760
524 Stone Road(9)                          East Bay/Sacramento - Benicia, CA               I          September          67,392
533-537 Stone Road(9)                      East Bay/Sacramento - Benicia, CA               I          September         156,624
539 Stone Road(9)                          East Bay/Sacramento - Benicia, CA               I          September         122,000
601 Stone Road(9)                          East Bay/Sacramento - Benicia, CA               I          September          64,238
Benicia Commerce Center II                 East Bay/Sacramento - Benicia, CA               I          September         220,549
Overland Court II                          East Bay/Sacramento - Sacramento, CA            I          September         161,941
Sorrento Vista                             Southern California - Sorrento Mesa, CA         I          September         228,000
Enterprise Business Park I                 East Bay/Sacramento - Sacramento, CA            I          October           329,985
Enterprise Business Park II                East Bay/Sacramento - Sacramento, CA            I          October           174,600
North Market Business Center               East Bay/Sacramento - Sacramento, CA            I          October           106,833
Commerce Park West II Land                 East Bay/Sacramento - Sacramento, CA            L          October                --(5)
Port Plaza Land (3620 Industrial Blvd)     East Bay/Sacramento - Sacramento, CA            L          October                --(6)
Port Plaza Land (3760 Industrial Blvd)     East Bay/Sacramento - Sacramento, CA            L          October                --(7)
Port Plaza Land (3770 Industrial Blvd)     East Bay/Sacramento - Sacramento, CA            L          October                --(8)
100 Moffett                                Silicon Valley - Mountain View, CA              I          October            26,973
Fleetside Commerce Center                  East Bay/Sacramento - Benicia, CA               I          October           155,014
Fairfield Commerce Center                  East Bay/Sacramento - Fairfield, CA             I          October            98,784
Overland Court I                           East Bay/Sacramento - Sacramento, CA            I          October            98,496
Terminal Street Warehouse                  East Bay/Sacramento - Sacramento, CA            I          October           143,480
Concord North Commerce Center I            East Bay/Sacramento - Concord, CA               I          October           193,590
Concord North Commerce Center II           East Bay/Sacramento - Concord, CA               I          October            64,125
21 Mandeville Court                        Silicon Valley - Monterey, CA                   I          December           14,664
Parkway Industrial                         Pacific Northwest - Portland, OR                I          December          176,634
Airport Way Commerce Park                  Pacific Northwest - Portland, OR                I          December          205,000
Northgate Business Park                    East Bay/Sacramento - Sacramento, CA            O          December           36,146
Northgate Business Park                    East Bay/Sacramento - Sacramento, CA            I          December          103,119

(1)     I - Industrial, O - Office, L - Land.

(4)     Represents sale of approximately 6.2 acres.

(5)     Represents sale of approximately 6.8 acres.

(6)     Represents sale of approximately 6.8 acres.

(7)     Represents sale of approximately 2.9 acres.

(8)     Represents sale of approximately 2.1 acres.

(9) Represents the continued disposition of projects in our Benicia Industrial Park property.

        Cash proceeds, net of closing costs, received from the dispositions were $382,043 for the year ended December 31, 2000. These proceeds were used to fund our recent acquisitions and our existing development pipeline. Gain recognized on disposition of real estate was $140,051 for the year ended December 31, 2000.

        During the year ended December 31, 1999, we disposed of one office property, fourteen industrial properties and two land parcels for total proceeds of $184,788. In addition to the disposition of land and properties, there were $5,170 of condemnation proceeds and $15,031 of proceeds on a mortgage held by us which was repaid by the borrower in the year ended December 31, 1999.

        During the year ended December 31, 1998, we disposed of one retail property, two office properties, four industrial properties, and two land parcels for total net proceeds of $75,357.

4.      TRANSACTIONS WITH AFFILIATES

        Revenues and Expenses

        We received $1,030 in 2000, $1,178 in 1999 and $2,848 in 1998, for
        management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., or SNI, Spieker Griffin/W9 Associates, LLC, or Spieker Partners. Certain of our officers are partners in Spieker Partners.

        Receivable from Affiliates

        The $327 receivable from affiliates at December 31, 2000, and the $144 at December 31, 1999, represent management fees and reimbursements due from SNI, Spieker Griffin/W9 Associates, LLC and Spieker Partners.

        Investment in Mortgages

        Investment in mortgages of $8,827 at December 31, 2000, and $18,725 at December 31, 1999, are loans to SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5% to 9.5%, and mature in 2012. Interest income on the notes of $1,122 for 2000, $1,369 for 1999, and $10,748 for 1998 is included in interest and other income.

        Investments in Affiliates

        The investments in affiliates include an investment in SNI. We own 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of ours own 100% of the voting stock of SNI. At December 31, 2000, SNI owned 85,114 square feet of office and industrial property located in California. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

        Summarized condensed financial information of SNI is presented as follows:

                                     December 31, 2000         December 31, 1999
                                     -----------------         -----------------
Balance Sheet:
  Investments in real estate, net        $10,170                    $18,208
  Other assets                             1,985                      2,781
                                         -------                    -------
                                         $12,155                    $20,989
                                         -------                    -------
  Mortgages and other liabilities        $ 9,372                    $19,224
  Shareholders' equity                     2,783                      1,765
                                         -------                    -------
                                         $12,155                    $20,989
                                         =======                    =======



                                                       Year Ended December 31,
                                                ------------------------------------
                                                 2000          1999           1998
                                                -------       -------       --------
Results of Operations:
  Revenues                                      $ 2,527       $ 3,238       $ 20,688
  Interest expense                               (1,112)       (1,369)       (10,748)
  Other expense                                  (1,590)       (1,849)        (8,812)
                                                -------       -------       --------
    Net Income (Loss) Before Depreciation
    and Gain on Disposition of Real Estate      $  (175)      $    20       $  1,128
                                                =======       =======       ========


        Additionally, investments in affiliates include the 50.0% common interest in Spieker Griffin/W9 Associates, LLC. During 2000, our 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC was converted to common interest. Spieker Griffin/W9 Associates, LLC owns a 535,000 square foot office complex, located in Orange County, California, which we manage.

5.      PROPERTY HELD FOR DISPOSITION

        We continue to review our portfolio and our long-term strategy for properties. Over time we will dispose of assets that do not have a strategic fit in the portfolio. Included in properties held for disposition of $197,602 at December 31, 2000, are thirty properties representing 6,116,975 square feet of industrial property and 242,932 square feet of office property, and four land parcels representing 18.1 acres. One land parcel, one office property, and eighteen industrial properties are located in the Pacific Northwest. One land parcel is located in Southern California. Two land parcels, one office property, and ten industrial properties are located in Northern California. Property held for disposition at December 31, 1999, of $89,220 consisted of one office property and six industrial properties located in the Pacific Northwest, one land parcel and two industrial properties in Northern California, and one land parcel and one industrial property in Southern California.

        The following summarizes the condensed results of operations of the properties held for disposition at December 31, 2000, for the years ended December 31, 2000, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the net operating income for these periods presented may not be comparable.


                                       2000           1999           1998
                                     --------       --------       --------
Rental Revenues                      $ 34,012       $ 30,728       $ 26,191
Property Operating Expenses(1)         (7,140)        (6,457)        (5,202)
                                     --------       --------       --------
         Net Operating Income        $ 26,872       $ 24,271       $ 20,989
                                     ========       ========       ========

(1) Property Operating Expenses include property related rental expenses and real estate taxes.



6.  DEBT

    As of December 31, 2000 and 1999, debt consists of the following:


                                                                                                   2000            1999
                                                                                             ----------      ----------
Unsecured investment grade notes, varying fixed interest rates from 6.65% to
  8.00%, payable semi-annually, due from 2001 to 2027                                        $1,936,500      $1,836,500
Short-term borrowings, variable interest rates ranging from LIBOR plus 0.70%
  to LIBOR plus 3.50%, due 2003                                                                  61,619          63,012
Mortgage loans, fixed interest rates varying from 7.00% to 9.88%, due 2001 to 2013.(1)           56,738          97,331
                                                                                             ----------      ----------
                                                                                             $2,054,857      $1,996,843
                                                                                             ==========      ==========

(1) Mortgage loans generally require monthly principal and interest payments.

        Short-term borrowings include a $400,000 unsecured credit facility, which matures in November 2003, with an option to extend one year at our election. The credit facility carries interest at the London Interbank Offering Rate, referred to as LIBOR, plus 0.70%. The one-month LIBOR at December 31, 2000, was 6.57%. The credit facility also includes an annual administrative fee of $50 and an annual facility fee of 0.20%. As of December 31, 2000, we had no amounts outstanding under the facility. During 2000, the credit facility replaced the previous $250,000 unsecured credit facility, which carried interest at LIBOR plus 0.80%.

        As of December 31, 2000, the short-term borrowings also include a $100,000 secured development facility (including revolving commitments of $91,000 and $9,000) which matures in April 2003. The development facility carries interest at LIBOR plus 1.25% for $91,000 of the commitment and LIBOR plus 3.50% for the remaining $9,000 of the commitment. It also includes an annual administrative fee of $35 and an unused facility fee of 0.25%. As of December 31, 2000, the amount drawn on the development facility was $56,577 of the $91,000 commitment and $5,042 of the $9,000 commitment.

        The facilities are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both facilities.

        The mortgage loans are secured by deeds of trust on related properties. The gross book value of real estate assets pledged as collateral under deeds of trust for mortgage loans was $138,563 at December 31, 2000, and $210,030 at December 31, 1999.

        In December 2000, the Operating Partnership issued $200.0 million of investment grade rated unsecured notes at 7.65% due December 15, 2010, priced to yield 7.66%. Net proceeds of approximately $198.2 million were used to pay off $100.0 million of unsecured notes which matured in December 2000, to pay down the credit facility, and to fund development activity.

        Our unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants in the unsecured note agreements governing this indebtedness. As of December 31, 2000, the estimated fair value of our fixed rate debt was approximately $1,994,000, and the carrying amount of our variable rate debt approximated fair value.

        The Company capitalized interest of $18,094 for the year ended December 31, 2000, $21,034 for 1999 and $16,482 for 1998.

        Future Minimum Debt Schedule

        The scheduled future minimum debt payments of all debt outstanding including short-term borrowings as of December 31, 2000, are as follows:

   Year           Amount
   ----         ----------
   2001         $  117,383
   2002            111,669
   2003             63,442
   2004            301,991
   2005            251,328
Thereafter       1,209,044
                ----------
                $2,054,857
                ==========

7.      LEASING ACTIVITY

        Future minimum rentals due from tenants under non-cancelable operating leases in effect at December 31, 2000, are as follows:

   Year           Amount
   ----         ----------
   2001         $  689,347
   2002            630,749
   2003            540,782
   2004            455,153
   2005            355,207
Thereafter       1,044,707
                ----------
                $3,715,945
                ==========

        In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $188,169 for the year ended December 31, 2000, $166,826 in 1999, and
        $147,850 in 1998. These amounts are included as rental revenue and rental expense in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were $12 for the year ended December 31, 2000, $380 for 1999, and $528 for 1998. Certain leases contain options to renew.

8.      DIVIDENDS AND DISTRIBUTIONS PAYABLE

    The dividends and distributions payable at December 31, 2000, and December 31, 1999, represent amounts payable to stockholders of record and distributions payable to minority interest holders as of the same dates. The stockholders of record and minority interest holders are as follows:

                                            December 31, 2000      December 31, 1999
                                            -----------------      -----------------
Shares of:
      Common Stock                             65,782,599              64,961,052
      Series A Preferred Stock                  1,000,000               1,000,000
      Series B Preferred Stock                  4,250,000               4,250,000
      Series C Preferred Stock                  6,000,000               6,000,000
      Series E Preferred Stock                  4,000,000               4,000,000
Units of:
      Minority Interest Holders                 8,826,153               8,822,915
      Minority Interest Holders-Preferred       1,500,000               1,500,000

9.      INCOME TAXES

        We have elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute at least 95 percent of our taxable income to our stockholders. Effective January 1, 2001, we must distribute at least 90 percent of our taxable income to our stockholders to qualify as a REIT. Additionally, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes (including any applicable alternative minimum taxes) based on our taxable income using respective corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property. We may also be subject to federal income and excise taxes on our undistributed taxable income.

        Taxable income allocable to us, excluding minority interests, was $208,200 for the year ended December 31, 2000, $194,956 for 1999, and $152,883 for 1998. The taxable income allocable to the preferred stockholders was $33,269 for the year ended December 31, 2000, $32,829 for 1999, and $29,234 for 1998.

        Differences between book and taxable income primarily result from temporary differences and permanent differences from deduction of non-cash compensation and stock option exercises. The temporary differences include depreciation of tenant improvements, unearned rental income and certain property dispositions structured as tax-deferred exchanges.

        For the years ended December 31, 2000, 1999 and 1998, approximately 2.25%, 2.87% and 0.28%, respectively, of the dividends paid represent dividends characterized as long-term capital gains, and approximately 1.65%, 1.28% and 0.07%, respectively, represent dividends characterized as Unrecaptured Section 1250 Gains.

10.     STOCKHOLDERS' EQUITY

        Preferred Stock

        The 1,000,000 shares of Series A Cumulative Convertible Preferred Stock are convertible into and have voting rights equal to 1,219,512 shares of our Common Stock. The Series A Preferred Stock is redeemable, in whole or in part at our option, at the original issue price of $25.00 per share, plus accrued and unpaid dividends. The dividend per share, calculated on the converted number of shares, is equal to the Common Stock dividend per share, provided that the dividend yield on the preferred stock may not be less than the initial dividend rate thereof. Dividends are payable quarterly in arrears. With respect to the payments of dividends and amounts upon liquidation, the Series A Preferred Stock ranks in parity with our Series B, Series C and Series E Preferred Stocks and ranks senior to our Common Stock.

        The Series B Preferred Stock dividends are payable quarterly in arrears at an annual rate of 9.45% of the initial liquidation preference of $106,250. The Series B Preferred Stock is redeemable at our option, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks in parity with our Series A, Series C and Series E Preferred Stocks and ranks senior to our Common Stock.

        The Series C Preferred Stock dividends are payable quarterly in arrears at an annual rate of 7.88% of the initial liquidation preference of $150,000. The Series C Preferred Stock is redeemable on or after October 10, 2002, at our option, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series C Preferred Stock ranks in parity with our Series A, Series B and Series E Preferred Stocks and ranks senior to our Common Stock.

        In June 1998, we sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. Net proceeds of $96,800 were used principally to repay borrowings on the unsecured credit facility and to fund the ongoing acquisition and development of property. The Series E Preferred Stock dividends are payable quarterly in arrears at an annual rate of 8.00% of the initial liquidation preference of $100,000. The Series E Preferred Stock is redeemable on or after June 4, 2003, at our option, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series E Preferred Stock ranks in parity with our Series A, Series B and Series C Preferred Stocks and ranks senior to our Common Stock.

        Class C Common Stock

        During the year ended December 31, 1999, all shares of Class C Common Stock outstanding were converted to 1,176,470 shares of Common Stock.

        Ownership Limitations

        To maintain our qualification as a REIT, not more than 50 percent of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that we will not fail this test, our Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, we must maintain records that disclose the actual ownership of our outstanding Common Stock and will demand written statements each year from the record holders of designated percentages of our Common Stock disclosing the actual owners of such Common Stock.

        Stockholders' Rights Agreement

        On September 30, 1998, we paid a dividend of one right for each outstanding share of Common Stock held of record at the close of business on September 30, 1998, or issued thereafter prior to the Separation Time, as defined in the Rights Agreement referred to below. The rights were issued pursuant to the Stockholders' Protection Rights Agreement, dated as of September 30, 1998, between us and the Bank of New York, as Rights Agent.

11.     EMPLOYMENT RETIREMENT AND STOCK PLANS

        Retirement Savings Plan

        Effective January 1, 1994, we adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by us, which amounted to $1,132 for the year ended December 31, 2000, $840 for 1999 and $597 for 1998. In addition, we may make additional contributions at the discretion of management. Management authorized additional contributions of $1,068 for the year ended December 31, 2000, $853 for 1999 and $582 for 1998.

        Stock Incentive Plan

        We have adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance through our other stock compensation plans. The strike price on the shares granted is equal to the market price of our stock at the grant date. Shares granted under this plan vest over four or five years.

        Information relating to the employee Stock Incentive Plan from January 1, 1998, through December 31, 2000, is as follows:

                                                                   Weighted Average
                                                                     Option Price       Option Price
                                                         Options       Per Share         Per Share
                                                        ---------  ----------------     ------------
Shares under option at December 31, 1997                4,116,150       $28.76          $20.50-41.38
Granted                                                 1,417,500        38.67           34.63-40.00
Exercised                                                (278,850)       20.92           20.50-35.19
Forfeited                                                (167,350)       31.67           20.50-38.75
                                                       ----------       ------          ------------
Shares under option at December 31, 1998                5,087,450        31.86           20.50-41.38
Granted                                                   660,000        38.45           35.00-41.00
Exercised                                                (125,465)       23.27           20.50-35.19
Forfeited                                                (202,535)       36.63           29.25-38.81
                                                       ----------       ------          ------------
Shares under option at December 31, 1999                5,419,450        32.68           20.50-41.38
Granted                                                   944,000        44.79           40.19-53.44
Exercised                                                (491,290)       30.30           20.50-44.50
Forfeited                                                (131,700)       39.18           29.25-44.50
                                                       ----------       ------          ------------
Shares under option at December 31, 2000                5,740,460        34.73           20.50-53.44
                                                       ----------
Options exercisable at December 31, 2000                2,933,858        30.27           20.50-41.38
Shares available for grant at December 31, 2000           391,293

        Directors' Stock Option Plan

        On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to our independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a change in control, outstanding options will become fully vested. To date, 94,000 shares have been granted under the plan, and 14,000 shares have been exercised.

        Stock Options

        We apply APB 25 and related interpretations in accounting for our stock option plan. Accordingly, no compensation cost has been recognized, as the option price per share equaled the fair value of the common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," our pro forma net income available to common stockholders would have been reduced by $4,887, $2,761, and $2,090, and pro forma basic and diluted earnings per share would have been reduced to $4.54, $2.90, and $2.85 and $4.40, $2.05, and $2.04, respectively, for the years ended December 31, 2000, 1999, and 1998.

        For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998 respectively: dividend yield of 6.0%, 6.1% and 6.6%; expected volatility of 43.5%, 19.3% and 18.1%; expected lives of five, ten and six years; and risk-free interest rates of 5.0%, 5.8% and 4.6%.

        Restricted Stock

        Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of our common stock pursuant to restricted stock agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. As of December 31, 2000, a total of 303,206 restricted shares have been issued.

12.     COMMITMENTS AND CONTINGENCIES

        Environmental Matters

        We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. We are not aware of any environmental liability with respect to the properties that would have a material adverse effect on our business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on our results of operations and cash flows.

        Lease Commitments

        We have entered into operating ground leases on certain land parcels with periods ranging from 16 to 88 years. Future minimum rental payments required under non-cancelable operating ground leases in effect at December 31, 2000, are as follows:

   Year          Amount
   ----         --------
   2001         $  7,797
   2002            7,817
   2003            7,821
   2004            7,806
   2005            7,831
Thereafter       432,080
                --------
                $471,152
                ========

        The land on which three of our properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 and 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, we will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheets, and are being amortized ratably over the terms of the related prepayment periods (18 to 24 years).

        General Uninsured Losses

        We carry commercial general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property.

        Certain of the properties are located in areas that are subject to earthquake activity; we have therefore obtained excess earthquake insurance for those properties in higher risk earthquake areas. In the event of an earthquake, we are insured for $300,000 of loss, less a deductible of 5% of total insured value per occurrence capped at $50,000. Any losses in excess of $300,000 will be borne by us.

        Litigation

        In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

13.     SEGMENT INFORMATION

        We have five reportable segments or "regions": Pacific Northwest; East Bay/Sacramento, California; Peninsula/North Bay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each region includes both office and industrial properties, which are leased to tenants engaged in various types of businesses activities. The accounting policies for the five regions are the same as those described in the summary of significant accounting policies. We evaluate performance based upon the combined net operating income of the properties in each region. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental revenues and net operating income for the regions are not comparable, given the differing mixes of properties within the regions.

        Effective January 1, 2000, the North-East Bay/Sacramento region was split into two regions. The two new regions are called East Bay/Sacramento and Peninsula/North Bay. The 1999 and 1998 rental revenues and net operating income disclosures below have been restated to reflect these two regions. Significant information for the reportable segments for the twelve months ended December 31, 2000, 1999 and 1998 is as follows:

                                           Pacific      East Bay/      Peninsula/       Silicon        Southern
                                         Northwest    Sacramento(1)   North Bay(1)      Valley        California         Total
                                        ----------    -------------   ------------    ----------      ----------      ----------
2000 Rental Revenues                    $  144,480      $118,903        $ 95,654      $  182,676      $  202,786      $  744,499
1999 Rental Revenues                       135,068        99,519          72,322         147,955         182,980         637,844
1998 Rental Revenues                       117,920        83,158          55,968         127,756         157,628         542,430

2000 Net Operating Income(2)               100,486        84,761          68,708         145,658         130,591         530,204
1999 Net Operating Income(2)                96,317        69,411          49,709         114,532         115,129         445,098
1998 Net Operating Income(2)                84,843        56,974          38,189          97,326          98,055         375,387

2000 Additions to Properties(3)(4)         179,584            --          79,651              --          58,099         317,334
1999 Additions to Properties(3)(4)          93,690            --              --              --          35,501         129,191
1998 Additions to Properties(3)(4)          65,300        57,600         151,000         184,100         389,680         847,680

2000 Reductions to Properties(3)            54,649       112,362              --           8,754          65,801         241,566
1999 Reductions to Properties(3)            68,043         2,954              --           1,801          58,439         131,237
1998 Reductions to Properties(3)             6,165        31,369              --              --          16,535          54,069

2000 Deployable Assets(5)                1,085,696       693,551         614,525       1,009,028       1,292,731       4,695,531
1999 Deployable Assets(5)                  938,597       741,845         497,024         963,464       1,244,619       4,385,549
1998 Deployable Assets(5)                  903,047       738,021         412,176         894,281       1,207,212       4,154,737


(1) As of January 1, 2000, the basis of the assets re-allocated from the split of the North-East Bay/Sacramento region was approximately $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/North Bay Region.

(2) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental revenues on the accompanying consolidated statements of operations.

(3) See Note 3 to the consolidated financial statements for the related square footage by region of the additions and reductions to properties.

(4) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

(5) Calculated by taking net investments in real estate, adding back the accumulated depreciation and deducting the investment in mortgages on the accompanying Consolidated Balance Sheets.

14.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Year Ended December 31,
                                                           ------------------------------------
                                                             2000          1999          1998
                                                           --------      --------      --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                   $130,259      $114,999      $112,130

SUPPLEMENTAL DISCLOSURE OF NON-CASH
TRANSACTIONS:
  Debt assumed in property acquistions                           --        29,475        19,394
  Minority interest capital recorded for property
     acquisitions                                             8,644            --        69,405
  Increase to land and assessment bonds payable                 102           308         4,344
  Write-off of fully depreciated property                    12,729         5,824        11,027
  Write-off of fully depreciated
     furniture, fixtures and equipment                        1,101           538           320
  Write-off of fully amortized deferred financing and
     leasing costs                                            7,649         1,973         2,342
  Restricted Stock grants, net of amortization                  350         1,484            --
  Property acquired through the issuance of Common
     Stock                                                       --            --         6,900
  Operating Partnership unit conversion to Common
     Stock step up                                            3,656            --            --
  Operating Partnership unit conversion to Common
     Stock step down                                             --         1,468            --
  Non-cash deposits                                           1,408            --            --

15.     QUARTERLY FINANCIAL DATA (unaudited)

                                                                           Quarter Ended
                                                 -------------------------------------------------------------------
2000                                             March 31,     June 30,    September 30,   December 31,     Total(1)
----                                             --------      --------    ------------    -----------     --------
Revenues                                         $169,512      $184,029      $194,056        $206,239      $753,836
Income from operations before disposition
  of real estate and minority interest             53,257        61,336        63,963          61,305       239,863
Net income available to Common Stockholders        57,807        58,995       101,509          81,884       300,195
Net income per share of Common Stock- diluted    $   0.87      $   0.88      $   1.49        $   1.20      $   4.45



                                                                            Quarter Ended
                                                 ----------------------------------------------------------------
1999                                             March 31,     June 30,    September 30, December 31,     Total(1)
----                                             --------      --------    ------------  -----------     --------
Revenues                                         $150,648      $158,733      $164,600      $169,848      $643,829
Income from operations before disposition
  of real estate and minority interest             47,594        48,716        47,954        51,252       195,516
Net income available to Common Stockholders        36,836        37,509        39,004        73,976       187,322
Net income per share of Common Stock - diluted   $   0.58      $   0.59      $   0.60      $   1.12      $   2.89

(1) The sum of quarterly financial data in 2000 and 1999 varies from the annual data due to rounding.

16.     PENDING MERGER WITH EQUITY OFFICE PROPERTIES

        On February 22, 2001, Equity Office Properties Trust, a Maryland Corporation, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, the Company and the Operating Partnership entered into an Agreement and Plan of Merger. The merger agreement provides for the merger of the Company with and into Equity Office and for the merger of a newly created limited liability company, all of the ownership interests of which are held by EOP Partnership, with and into the Operating Partnership.

        In the merger of the Company with and into Equity Office, holders of the Company's Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of the Company's Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's Common Stock or the Equity Office Common Shares. The merger is subject to the approval of the stockholders of the Company and Equity Office.

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000


                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
       EAST BAY/SACRAMENTO
10181  455 University                  Sacramento, CA            $          0   $    993,704   $    1,511,113
10211  8880 Cal Center Drive           Sacramento, CA                      --      3,804,401       10,148,482
10231  740 University Avenue           Sacramento, CA                      --        261,250          798,220
10281  Gateway Oaks II                 Sacramento, CA                      --      1,516,168        4,276,153
10291  Gateway Oaks I                  Sacramento, CA                      --      2,938,968        9,892,545
10311  701 University Avenue           Sacramento, CA                      --      1,055,714        3,252,825
10341  The Orchard                     Sacramento, CA                      --      1,505,937        4,521,812
10351  555 University Avenue           Sacramento, CA                      --      1,472,559        4,417,677
10361  575 University Avenue           Sacramento, CA                      --             --          687,723
10362  601 University Avenue           Sacramento, CA                      --      1,684,489        5,053,468
10381  Livermore Commerce Center       Livermore, CA                       --      1,476,051        2,860,850
10391  655 University Avenue           Sacramento, CA                      --      1,152,108        3,456,325
10481  Huntwood Business Park          Hayward, CA                         --        339,688        1,111,061
10491  Independent Road Warehouse      Oakland, CA                         --        293,743          875,262
10511  BayCenter Business Park Ph II   Hayward, CA                         --      1,625,067        4,307,152
10521  Keebler Warehouse               Hayward, CA                         --        605,637        1,676,194
10601  Cabot Boulevard Warehouse       Hayward, CA                         --      1,559,831        4,560,064
10611  Benicia Commerce Center         Benicia, CA                         --        673,762        3,242,372
10621  Montgomery Ward                 Pleasant Hill, CA                   --        717,750        3,489,402
10631  Eden Landing Business Center    Hayward, CA                         --      1,158,197        1,958,841
10641  The Good Guys Distrib. Ctr      Hayward, CA                         --      4,936,467        9,293,846
10681  Point West III- River Park Dr   Sacramento, CA                      --      1,530,286        3,572,566
10691  Point West I - Response Road    Sacramento, CA                      --      1,007,734        2,379,740
10741  BayCenter Business Park Ph I    Hayward, CA                         --      1,500,000        4,105,976
10751  Point West Commercentre         Sacramento, CA                      --      3,443,730        9,025,615
10821  732-834 Striker Avenue          Sacramento, CA                      --      1,009,601        2,337,095
10891  Gateway Oaks III                Sacramento, CA                      --      1,151,181        3,344,582
10941  Doolittle Business Center       San Leandro, CA                     --        866,075        2,618,714
10954  Benicia Ind I (437 Industrial)  Benicia, CA                         --        745,177        2,682,753
10955  Benicia Ind I (360 Indust Ct)   Benicia, CA                         --        507,991        1,332,787
11051  3600 American River Drive       Sacramento, CA                      --      1,059,222        4,274,450
11052  3610 American River Drive       Sacramento, CA                      --        490,859        1,963,435
11053  3620 American River Drive       Sacramento, CA                      --      1,033,387        4,133,548
11072  Benicia Ind II (Iowa/Stone)     Benicia, CA                         --        859,140        2,864,406
11073  Benicia Ind II (Iowa/Indiana)   Benicia, CA                         --      1,113,044        2,828,144
11074  Benicia Ind II(363 Industrial)  Benicia, CA                         --        891,542        2,240,404
11111  Benicia Ind Land (080-040-69)   Benicia, CA                         --        252,839               --
11161  Port of Oakland                 Oakland, CA                         --      1,693,760        5,091,125
11281  BayCenter Business Park Ph III  Hayward, CA                         --      1,248,216        3,833,799
11301  Fidelity Plaza                  Sacramento, CA                      --      1,354,983        3,739,440
11471  Watergate Tower I               Emeryville, CA                      --      4,255,014       17,020,647
11472  Watergate Tower II              Emeryville, CA                      --      5,178,975       20,716,620
11473  Watergate Tower III             Emeryville, CA                      --     13,556,596       54,227,878
11474  Baybridge Office Plaza          Emeryville, CA                      --      1,467,077        5,870,708
11475  Christie Industrial Building    Emeryville, CA                      --        451,156        1,354,069
11476  Chevy's Restaurant              Emeryville, CA                      --        210,319          491,015
11477  Shellmound Industrial Building  Emeryville, CA                      --        225,341          676,376
11478  Tower I Parking Lot (H/C)       Emeryville, CA                      --             --               --
11479  Watergate Tower IV              Emeryville, CA              29,264,526      4,319,774       48,927,705
11621  Point West Corporate Center I   Sacramento, CA                      --      4,388,722       11,879,068
11651  Point West Corporate Center II  Sacramento, CA                      --      1,000,000           47,489
11681  Lafayette Terrace               Lafayette, CA                       --      2,037,282        5,525,912
11761  Huntwood Business Center        Hayward, CA                         --      2,929,335        8,839,070
11801  Gateway Oaks IV                 Sacramento, CA                      --      1,448,174        7,689,124
11841  Treat Towers                    Walnut Creek, CA                    --      4,089,868       56,405,270
11851  Johnson Ranch Corp Center I     Roseville, CA                       --      4,899,345       13,328,722
11852  Johnson Ranch Corp Center II    Roseville, CA                       --        808,265        4,025,561
12031  Roseville Corporate Center      Roseville, CA                       --      1,563,207       10,312,599
12111  Douglas Corporate Center        Roseville, CA                       --      1,645,319       10,987,967
12112  Douglas Corporate Center II     Roseville, CA                       --      1,822,812          470,560
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
       EAST BAY/SACRAMENTO
10181  455 University                  Sacramento, CA           $    609,961   $    993,704   $    2,121,074   $    3,114,778
10211  8880 Cal Center Drive           Sacramento, CA              1,174,587      3,804,401       11,323,069       15,127,470
10231  740 University Avenue           Sacramento, CA                213,835        261,250        1,012,055        1,273,305
10281  Gateway Oaks II                 Sacramento, CA                963,096      1,516,168        5,239,249        6,755,417
10291  Gateway Oaks I                  Sacramento, CA              1,943,439      2,938,968       11,835,984       14,774,952
10311  701 University Avenue           Sacramento, CA                462,874      1,055,714        3,715,699        4,771,413
10341  The Orchard                     Sacramento, CA              1,569,624      1,505,937        6,091,436        7,597,373
10351  555 University Avenue           Sacramento, CA                964,208      1,472,559        5,381,885        6,854,444
10361  575 University Avenue           Sacramento, CA                251,468             --          939,191          939,191
10362  601 University Avenue           Sacramento, CA                925,132      1,684,489        5,978,600        7,663,089
10381  Livermore Commerce Center       Livermore, CA                 279,826      1,476,051        3,140,676        4,616,727
10391  655 University Avenue           Sacramento, CA                969,492      1,152,108        4,425,817        5,577,925
10481  Huntwood Business Park          Hayward, CA                   698,561        339,688        1,809,622        2,149,310
10491  Independent Road Warehouse      Oakland, CA                   379,268        293,743        1,254,530        1,548,273
10511  BayCenter Business Park Ph II   Hayward, CA                   905,553      1,625,067        5,212,705        6,837,772
10521  Keebler Warehouse               Hayward, CA                    85,800        605,637        1,761,994        2,367,631
10601  Cabot Boulevard Warehouse       Hayward, CA                 1,161,621      1,559,831        5,721,685        7,281,516
10611  Benicia Commerce Center         Benicia, CA                   208,267        673,762        3,450,639        4,124,401
10621  Montgomery Ward                 Pleasant Hill, CA              91,906        717,750        3,581,308        4,299,058
10631  Eden Landing Business Center    Hayward, CA                    16,479      1,158,197        1,975,320        3,133,517
10641  The Good Guys Distrib. Ctr      Hayward, CA                   178,514      4,936,467        9,472,360       14,408,827
10681  Point West III- River Park Dr   Sacramento, CA                720,959      1,530,286        4,293,525        5,823,811
10691  Point West I - Response Road    Sacramento, CA                732,122      1,007,734        3,111,862        4,119,596
10741  BayCenter Business Park Ph I    Hayward, CA                   336,650      1,500,000        4,442,626        5,942,626
10751  Point West Commercentre         Sacramento, CA              2,205,687      3,443,730       11,231,302       14,675,032
10821  732-834 Striker Avenue          Sacramento, CA                188,892      1,009,601        2,525,987        3,535,588
10891  Gateway Oaks III                Sacramento, CA                824,310      1,151,181        4,168,892        5,320,073
10941  Doolittle Business Center       San Leandro, CA               304,069        866,075        2,922,783        3,788,858
10954  Benicia Ind I (437 Industrial)  Benicia, CA                   352,884        745,177        3,035,637        3,780,814
10955  Benicia Ind I (360 Indust Ct)   Benicia, CA                    34,431        507,991        1,367,218        1,875,209
11051  3600 American River Drive       Sacramento, CA                708,342      1,059,222        4,982,792        6,042,014
11052  3610 American River Drive       Sacramento, CA                275,739        490,859        2,239,174        2,730,033
11053  3620 American River Drive       Sacramento, CA                745,160      1,033,387        4,878,708        5,912,095
11072  Benicia Ind II (Iowa/Stone)     Benicia, CA                   611,565        859,140        3,475,971        4,335,111
11073  Benicia Ind II (Iowa/Indiana)   Benicia, CA                   838,525      1,113,044        3,666,669        4,779,713
11074  Benicia Ind II(363 Industrial)  Benicia, CA                 1,069,786        891,542        3,310,190        4,201,732
11111  Benicia Ind Land (080-040-69)   Benicia, CA                    33,085        252,839           33,085          285,924
11161  Port of Oakland                 Oakland, CA                   235,167      1,693,760        5,326,292        7,020,052
11281  BayCenter Business Park Ph III  Hayward, CA                 1,550,042      1,248,216        5,383,841        6,632,057
11301  Fidelity Plaza                  Sacramento, CA              1,009,068      1,354,983        4,748,508        6,103,491
11471  Watergate Tower I               Emeryville, CA              5,658,268      4,255,014       22,678,915       26,933,929
11472  Watergate Tower II              Emeryville, CA              4,348,243      5,178,975       25,064,863       30,243,838
11473  Watergate Tower III             Emeryville, CA              5,827,105     13,556,596       60,054,983       73,611,579
11474  Baybridge Office Plaza          Emeryville, CA                526,145      1,467,077        6,396,853        7,863,930
11475  Christie Industrial Building    Emeryville, CA                144,564        451,156        1,498,633        1,949,789
11476  Chevy's Restaurant              Emeryville, CA                 57,735        210,319          548,750          759,069
11477  Shellmound Industrial Building  Emeryville, CA                 96,314        225,341          772,690          998,031
11478  Tower I Parking Lot (H/C)       Emeryville, CA              1,279,335             --        1,279,335        1,279,335
11479  Watergate Tower IV              Emeryville, CA                     --      4,319,774       48,927,705       53,247,479
11621  Point West Corporate Center I   Sacramento, CA              2,621,079      4,388,722       14,500,147       18,888,869
11651  Point West Corporate Center II  Sacramento, CA                     --      1,000,000           47,489        1,047,489
11681  Lafayette Terrace               Lafayette, CA                  56,857      2,037,282        5,582,769        7,620,051
11761  Huntwood Business Center        Hayward, CA                    52,739      2,929,335        8,891,809       11,821,144
11801  Gateway Oaks IV                 Sacramento, CA              1,867,941      1,448,174        9,557,065       11,005,239
11841  Treat Towers                    Walnut Creek, CA            8,109,059      4,089,868       64,514,329       68,604,197
11851  Johnson Ranch Corp Center I     Roseville, CA                 869,498      4,899,345       14,198,220       19,097,565
11852  Johnson Ranch Corp Center II    Roseville, CA                 859,722        808,265        4,885,283        5,693,548
12031  Roseville Corporate Center      Roseville, CA               2,707,865      1,563,207       13,020,464       14,583,671
12111  Douglas Corporate Center        Roseville, CA               1,256,844      1,645,319       12,244,811       13,890,130
12112  Douglas Corporate Center II     Roseville, CA                      --      1,822,812          470,560        2,293,372
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
       EAST BAY/SACRAMENTO
10181  455 University                  Sacramento, CA           $    738,677       1987           3-40
10211  8880 Cal Center Drive           Sacramento, CA              3,169,083       1989           3-40
10231  740 University Avenue           Sacramento, CA                322,038       1987           3-40
10281  Gateway Oaks II                 Sacramento, CA              1,351,687       1992           3-40
10291  Gateway Oaks I                  Sacramento, CA              2,730,187       1990           3-40
10311  701 University Avenue           Sacramento, CA                980,709       1991           3-40
10341  The Orchard                     Sacramento, CA              1,623,177       1990           3-40
10351  555 University Avenue           Sacramento, CA              1,415,860       1990           3-40
10361  575 University Avenue           Sacramento, CA                250,030       1990           3-40
10362  601 University Avenue           Sacramento, CA              1,656,540       1990           3-40
10381  Livermore Commerce Center       Livermore, CA                      --       1988           3-40
10391  655 University Avenue           Sacramento, CA              1,158,164       1990           3-40
10481  Huntwood Business Park          Hayward, CA                   741,890       1979           3-40
10491  Independent Road Warehouse      Oakland, CA                   616,057       1972           3-40
10511  BayCenter Business Park Ph II   Hayward, CA                 1,902,620       1984           3-40
10521  Keebler Warehouse               Hayward, CA                   665,640       1985           3-40
10601  Cabot Boulevard Warehouse       Hayward, CA                 2,253,278       1988           3-40
10611  Benicia Commerce Center         Benicia, CA                        --       1989           3-40
10621  Montgomery Ward                 Pleasant Hill, CA           1,061,076       1989           3-40
10631  Eden Landing Business Center    Hayward, CA                   529,176       1990           3-40
10641  The Good Guys Distrib. Ctr      Hayward, CA                 2,086,879       1990           3-40
10681  Point West III- River Park Dr   Sacramento, CA                747,726       1994           3-40
10691  Point West I - Response Road    Sacramento, CA                635,927       1994           3-40
10741  BayCenter Business Park Ph I    Hayward, CA                   774,525       1994           3-40
10751  Point West Commercentre         Sacramento, CA              1,864,201       1995           3-40
10821  732-834 Striker Avenue          Sacramento, CA                     --       1995           3-40
10891  Gateway Oaks III                Sacramento, CA                918,718       1995           3-40
10941  Doolittle Business Center       San Leandro, CA               379,455       1996           3-40
10954  Benicia Ind I (437 Industrial)  Benicia, CA                        --       1996           3-40
10955  Benicia Ind I (360 Indust Ct)   Benicia, CA                        --       1996           3-40
11051  3600 American River Drive       Sacramento, CA                720,766       1995           3-40
11052  3610 American River Drive       Sacramento, CA                279,036       1995           3-40
11053  3620 American River Drive       Sacramento, CA                623,682       1995           3-40
11072  Benicia Ind II (Iowa/Stone)     Benicia, CA                        --       1996           3-40
11073  Benicia Ind II (Iowa/Indiana)   Benicia, CA                        --       1996           3-40
11074  Benicia Ind II(363 Industrial)  Benicia, CA                        --       1996           3-40
11111  Benicia Ind Land (080-040-69)   Benicia, CA                        --       1996           3-40
11161  Port of Oakland                 Oakland, CA                   651,877       1996           3-40
11281  BayCenter Business Park Ph III  Hayward, CA                   800,405       1996           3-40
11301  Fidelity Plaza                  Sacramento, CA                625,905       1996           3-40
11471  Watergate Tower I               Emeryville, CA              2,131,157       1997           3-40
11472  Watergate Tower II              Emeryville, CA              2,441,328       1997           3-40
11473  Watergate Tower III             Emeryville, CA              6,123,855       1997           3-40
11474  Baybridge Office Plaza          Emeryville, CA                697,158       1997           3-40
11475  Christie Industrial Building    Emeryville, CA                160,580       1997           3-40
11476  Chevy's Restaurant              Emeryville, CA                 52,154       1997           3-40
11477  Shellmound Industrial Building  Emeryville, CA                 78,285       1997           3-40
11478  Tower I Parking Lot (H/C)       Emeryville, CA                 27,939       1997           3-40
11479  Watergate Tower IV              Emeryville, CA                     --       1997           3-40
11621  Point West Corporate Center I   Sacramento, CA              1,648,266       1997           3-40
11651  Point West Corporate Center II  Sacramento, CA                     --       1997           3-40
11681  Lafayette Terrace               Lafayette, CA                 491,057       1997           3-40
11761  Huntwood Business Center        Hayward, CA                   766,533       1997           3-40
11801  Gateway Oaks IV                 Sacramento, CA              1,058,403       1997           3-40
11841  Treat Towers                    Walnut Creek, CA            3,884,048       1997           3-40
11851  Johnson Ranch Corp Center I     Roseville, CA               1,340,010       1997           3-40
11852  Johnson Ranch Corp Center II    Roseville, CA                 450,799       1997           3-40
12031  Roseville Corporate Center      Roseville, CA                 633,276       1997           3-40
12111  Douglas Corporate Center        Roseville, CA                 969,042       1997           3-40
12112  Douglas Corporate Center II     Roseville, CA                      --       1997           3-40

                               SPIEKER PROPERTIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
12381  Hayward Business Park           Hayward, CA                         --      8,453,559       25,236,562
12491  Vasco Business Center           Livermore, CA                       --      1,037,345        3,916,149
12521  Parkshore Plaza - Phase I       Folsom, CA                          --      1,578,273       10,508,489
12561  Parkshore Plaza - Phase II      Folsom, CA                          --      1,634,925       14,192,758
12571  Airway Business Park            Livermore, CA                       --      3,862,102        6,384,995
12621  Parkshore Plaza - Phase III     Sacramento, CA                      --      2,940,116        3,841,852
12691  Homestead Land (Station Oaks)   Walnut Creek, CA                    --      2,952,225          839,337
                                                                 ------------   ------------   --------------
                                       Total                     $ 29,264,526   $130,285,384   $  487,476,468
                                                                 ============   ============   ==============
       Peninsula/North Bay
10591  Dubuque Business Center         South San Francisco, CA   $          0   $  3,491,267   $    4,865,732
10711  Redwood Shores                  Redwood City, CA                    --      3,766,122        4,687,615
11021  Bayside Corporate Center        Foster City, CA                     --      2,455,163        7,693,285
11022  Bayside Corporate Center        Foster City, CA                     --             --               --
11241  Airport Service Center          Burlingame, CA                      --        668,283        2,013,558
11331  Wood Island Office Complex      Larkspur, CA                        --      3,796,146       10,143,999
11511  555 Twin Dolphin Plaza          Redwood City, CA                    --      8,181,629       35,184,734
11541  Fountaingrove Center            Santa Rosa, CA                      --      4,391,945       11,960,753
11561  Sierra Point                    Brisbane, CA                        --      2,429,943        8,222,689
11831  San Mateo BayCenter I           San Mateo, CA                       --      2,464,154       10,422,627
12081  Vintage Park Office - Bldg. 1   Foster City, CA                     --      2,819,393        7,143,194
12082  Vintage Park Office - Bldg. 2   Foster City, CA                     --      2,247,790        5,691,142
12083  Vintage Park Office - Bldg. 3   Foster City, CA                     --      2,071,388        5,018,257
12091  Vintage Park Industrial         Foster City, CA                     --     25,531,280       70,993,759
12121  San Mateo BayCenter II          San Mateo, CA               10,453,056      3,307,761       15,306,123
12401  Metro Center Tower              Foster City, CA                     --             --       77,837,220
12402  Metro Center (919)              Foster City, CA                     --             --       25,965,490
12403  Metro Center (989)              Foster City, CA                     --             --       25,312,193
12404  Metro Center Retail             Foster City, CA                     --             --        5,770,366
12531  San Mateo BayCenter III         San Mateo, CA                       --      3,214,450       12,853,512
12541  Skyway Landing I                San Carlos, CA                      --      9,182,644       13,660,871
12542  Skyway Landing II               San Carlos, CA                      --      9,182,644        9,198,053
12601  Towers @ Shores Center          Redwood Shores, CA          20,283,951     35,577,854       26,650,589
12641  Larkspur Landing Ofc Park Bld1  Larkspur, CA                        --      3,419,777        9,320,938
12642  Larkspur Landing Ofc Park Bld2  Larkspur, CA                        --      3,110,263        8,426,778
12643  Larkspur Landing Ofc Park Bld3  Larkspur, CA                        --      4,832,495       13,081,930
12701  Drake's Landing                 Greenbrae, CA                       --     10,109,383       27,349,481
                                                                 ------------   ------------   --------------
                                       Total                     $ 30,737,007   $146,251,774   $  454,774,888
                                                                 ============   ============   ==============
       Silicon Valley
10001  Santa Clara Office Center I     Santa Clara, CA           $    977,081   $    806,700   $    3,250,467
10011  Stender Way II                  Santa Clara, CA                     --        410,687        1,717,408
10021  Santa Clara Office Center II    Santa Clara, CA                     --        745,099        4,297,184
10022  Santa Clara Office Center II    Santa Clara, CA                     --             --               --
10031  Gateway Office - Phase I        San Jose, CA                        --      1,206,811       11,404,195
10032  Gateway Office - Phase I Pkg    San Jose, CA                        --             --          174,248
10041  Scott Boulevard                 Santa Clara, CA                     --        554,191        1,860,159
10051  Santa Clara Office Center III   Santa Clara, CA                     --        457,272        3,461,470
10081  Gateway Office - Phase II - A   San Jose, CA                        --        480,385        6,852,031
10082  Gateway Office - Phase II - B   San Jose, CA                        --        337,128        5,133,951
10083  Gateway Office - Phase II - C   San Jose, CA                        --        419,107        7,558,654
10085  Gateway Office Phase II         San Jose, CA                        --      2,268,772        6,806,316
10101  Stender Way                     Santa Clara, CA                     --        152,000          696,177
10111  2727 Augustine                  Santa Clara, CA                     --        381,686        1,629,197
10121  Sunnyvale Business Center       Sunnyvale, CA                       --        241,207          637,194
10131  The Alameda                     San Jose, CA                        --        966,236        4,854,382
10141  Creekside Phase I               San Jose, CA                        --      5,626,480        5,617,095
10142  Creekside Phase II              San Jose, CA                        --      5,338,940        4,640,485
10151  North First Office Center       San Jose, CA                        --      6,961,583        6,689,305
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
12381  Hayward Business Park           Hayward, CA                 1,463,529      8,453,559       26,700,091       35,153,650
12491  Vasco Business Center           Livermore, CA               2,421,165      1,037,345        6,337,314        7,374,659
12521  Parkshore Plaza - Phase I       Folsom, CA                  2,905,479      1,578,273       13,413,968       14,992,241
12561  Parkshore Plaza - Phase II      Folsom, CA                  3,966,132      1,634,925       18,158,890       19,793,815
12571  Airway Business Park            Livermore, CA               1,864,090      3,862,102        8,249,085       12,111,187
12621  Parkshore Plaza - Phase III     Sacramento, CA                     --      2,940,116        3,841,852        6,781,968
12691  Homestead Land (Station Oaks)   Walnut Creek, CA                   --      2,952,225          839,337        3,791,562
                                                                ------------   ------------   --------------   --------------
                                       Total                    $ 75,789,702   $130,285,384   $  563,266,170   $  693,551,554
                                                                ============   ============   ==============   ==============
       Peninsula/North Bay
10591  Dubuque Business Center         South San Francisco, CA  $    776,790   $  3,491,267   $    5,642,522   $    9,133,789
10711  Redwood Shores                  Redwood City, CA              467,518      3,766,122        5,155,133        8,921,255
11021  Bayside Corporate Center        Foster City, CA               291,091      2,455,163        7,984,376       10,439,539
11022  Bayside Corporate Center        Foster City, CA               100,000             --          100,000          100,000
11241  Airport Service Center          Burlingame, CA                 63,995        668,283        2,077,553        2,745,836
11331  Wood Island Office Complex      Larkspur, CA                1,432,402      3,796,146       11,576,401       15,372,547
11511  555 Twin Dolphin Plaza          Redwood City, CA              281,878      8,181,629       35,466,612       43,648,241
11541  Fountaingrove Center            Santa Rosa, CA              1,360,847      4,391,945       13,321,600       17,713,545
11561  Sierra Point                    Brisbane, CA                  864,752      2,429,943        9,087,441       11,517,384
11831  San Mateo BayCenter I           San Mateo, CA                 643,794      2,464,154       11,066,421       13,530,575
12081  Vintage Park Office - Bldg. 1   Foster City, CA               128,565      2,819,393        7,271,759       10,091,152
12082  Vintage Park Office - Bldg. 2   Foster City, CA                24,287      2,247,790        5,715,429        7,963,219
12083  Vintage Park Office - Bldg. 3   Foster City, CA               424,163      2,071,388        5,442,420        7,513,808
12091  Vintage Park Industrial         Foster City, CA             1,031,581     25,531,280       72,025,340       97,556,620
12121  San Mateo BayCenter II          San Mateo, CA                 604,209      3,307,761       15,910,332       19,218,093
12401  Metro Center Tower              Foster City, CA               865,672             --       78,702,892       78,702,892
12402  Metro Center (919)              Foster City, CA                27,662             --       25,993,152       25,993,152
12403  Metro Center (989)              Foster City, CA                27,662             --       25,339,855       25,339,855
12404  Metro Center Retail             Foster City, CA                10,625             --        5,780,991        5,780,991
12531  San Mateo BayCenter III         San Mateo, CA                 368,524      3,214,450       13,222,036       16,436,486
12541  Skyway Landing I                San Carlos, CA              2,499,287      9,182,644       16,160,158       25,342,802
12542  Skyway Landing II               San Carlos, CA                     --      9,182,644        9,198,053       18,380,697
12601  Towers @ Shores Center          Redwood Shores, CA                 --     35,577,854       26,650,589       62,228,443
12641  Larkspur Landing Ofc Park Bld1  Larkspur, CA                  425,604      3,419,777        9,746,542       13,166,319
12642  Larkspur Landing Ofc Park Bld2  Larkspur, CA                  342,574      3,110,263        8,769,352       11,879,615
12643  Larkspur Landing Ofc Park Bld3  Larkspur, CA                  328,576      4,832,495       13,410,506       18,243,001
12701  Drake's Landing                 Greenbrae, CA                 106,224     10,109,383       27,455,705       37,565,088
                                                                ------------   ------------   --------------   --------------
                                       Total                    $ 13,498,282   $146,251,774   $  468,273,170   $  614,524,944
                                                                ============   ============   ==============   ==============
       Silicon Valley
10001  Santa Clara Office Center I     Santa Clara, CA          $    766,283   $    806,700   $    4,016,750   $    4,823,450
10011  Stender Way II                  Santa Clara, CA                    --        410,687        1,717,408        2,128,095
10021  Santa Clara Office Center II    Santa Clara, CA               662,934        745,099        4,960,118        5,705,217
10022  Santa Clara Office Center II    Santa Clara, CA               165,802             --          165,802          165,802
10031  Gateway Office - Phase I        San Jose, CA                2,617,427      1,206,811       14,021,622       15,228,433
10032  Gateway Office - Phase I Pkg    San Jose, CA                       --             --          174,248          174,248
10041  Scott Boulevard                 Santa Clara, CA               431,386        554,191        2,291,545        2,845,736
10051  Santa Clara Office Center III   Santa Clara, CA               650,825        457,272        4,112,295        4,569,567
10081  Gateway Office - Phase II - A   San Jose, CA                2,455,737        480,385        9,307,768        9,788,153
10082  Gateway Office - Phase II - B   San Jose, CA                1,692,975        337,128        6,826,926        7,164,054
10083  Gateway Office - Phase II - C   San Jose, CA                2,042,519        419,107        9,601,173       10,020,280
10085  Gateway Office Phase II         San Jose, CA                   18,695      2,268,772        6,825,011        9,093,783
10101  Stender Way                     Santa Clara, CA               174,024        152,000          870,201        1,022,201
10111  2727 Augustine                  Santa Clara, CA                    --        381,686        1,629,197        2,010,883
10121  Sunnyvale Business Center       Sunnyvale, CA                      --        241,207          637,194          878,401
10131  The Alameda                     San Jose, CA                  411,045        966,236        5,265,427        6,231,663
10141  Creekside Phase I               San Jose, CA                1,294,215      5,626,480        6,911,310       12,537,790
10142  Creekside Phase II              San Jose, CA                  790,264      5,338,940        5,430,749       10,769,689
10151  North First Office Center       San Jose, CA                1,806,805      6,961,583        8,496,110       15,457,693
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
12381  Hayward Business Park           Hayward, CA                 2,402,611       1998           3-40
12491  Vasco Business Center           Livermore, CA                      --       1998           3-40
12521  Parkshore Plaza - Phase I       Folsom, CA                    942,497       1998           3-40
12561  Parkshore Plaza - Phase II      Folsom, CA                  1,055,777       1998           3-40
12571  Airway Business Park            Livermore, CA                      --       1998           3-40
12621  Parkshore Plaza - Phase III     Sacramento, CA                     --       1999           3-40
12691  Homestead Land (Station Oaks)   Walnut Creek, CA                   --       2000           3-40
                                                                ------------
                                       Total                    $ 61,629,766
                                                                ============
       Peninsula/North Bay
10591  Dubuque Business Center         South San Francisco, CA  $  1,836,265       1986           3-40
10711  Redwood Shores                  Redwood City, CA            1,456,322       1987           3-40
11021  Bayside Corporate Center        Foster City, CA             1,146,447       1996           3-40
11022  Bayside Corporate Center        Foster City, CA                    --       1997           3-40
11241  Airport Service Center          Burlingame, CA                237,400       1996           3-40
11331  Wood Island Office Complex      Larkspur, CA                1,175,845       1996           3-40
11511  555 Twin Dolphin Plaza          Redwood City, CA            3,385,037       1997           3-40
11541  Fountaingrove Center            Santa Rosa, CA              1,415,128       1997           3-40
11561  Sierra Point                    Brisbane, CA                  913,540       1997           3-40
11831  San Mateo BayCenter I           San Mateo, CA               4,059,282       1995           3-40
12081  Vintage Park Office - Bldg. 1   Foster City, CA               570,734       1997           3-40
12082  Vintage Park Office - Bldg. 2   Foster City, CA               439,394       1997           3-40
12083  Vintage Park Office - Bldg. 3   Foster City, CA               442,561       1997           3-40
12091  Vintage Park Industrial         Foster City, CA             5,517,625       1997           3-40
12121  San Mateo BayCenter II          San Mateo, CA               4,133,770       1997           3-40
12401  Metro Center Tower              Foster City, CA             5,201,511       1998           3-40
12402  Metro Center (919)              Foster City, CA             1,745,913       1998           3-40
12403  Metro Center (989)              Foster City, CA             1,648,736       1998           3-40
12404  Metro Center Retail             Foster City, CA               387,292       1998           3-40
12531  San Mateo BayCenter III         San Mateo, CA                 830,362       1998           3-40
12541  Skyway Landing I                San Carlos, CA                300,516       1998           3-40
12542  Skyway Landing II               San Carlos, CA                     --       2000           3-40
12601  Towers @ Shores Center          Redwood Shores, CA                 --       1999           3-40
12641  Larkspur Landing Ofc Park Bld1  Larkspur, CA                  197,163       2000           3-40
12642  Larkspur Landing Ofc Park Bld2  Larkspur, CA                  198,934       2000           3-40
12643  Larkspur Landing Ofc Park Bld3  Larkspur, CA                  276,682       2000           3-40
12701  Drake's Landing                 Greenbrae, CA                 227,757       2000           3-40
                                                                ------------
                                       Total                    $ 37,744,216
                                                                ============
       Silicon Valley
10001  Santa Clara Office Center I     Santa Clara, CA          $  1,458,139       1977           3-40
10011  Stender Way II                  Santa Clara, CA               730,873       1978           3-40
10021  Santa Clara Office Center II    Santa Clara, CA             1,883,747       1980           3-40
10022  Santa Clara Office Center II    Santa Clara, CA                33,811       1980           3-40
10031  Gateway Office - Phase I        San Jose, CA                5,520,652       1981           3-40
10032  Gateway Office - Phase I Pkg    San Jose, CA                       --       1981           3-40
10041  Scott Boulevard                 Santa Clara, CA               846,091       1976           3-40
10051  Santa Clara Office Center III   Santa Clara, CA             1,565,733       1981           3-40
10081  Gateway Office - Phase II - A   San Jose, CA                3,727,364       1983           3-40
10082  Gateway Office - Phase II - B   San Jose, CA                2,898,396       1983           3-40
10083  Gateway Office - Phase II - C   San Jose, CA                3,857,448       1983           3-40
10085  Gateway Office Phase II         San Jose, CA                1,629,053       1983           3-40
10101  Stender Way                     Santa Clara, CA               359,598       1978           3-40
10111  2727 Augustine                  Santa Clara, CA             1,051,039       1975           3-40
10121  Sunnyvale Business Center       Sunnyvale, CA                      --       1987           3-40
10131  The Alameda                     San Jose, CA                1,945,452       1984           3-40
10141  Creekside Phase I               San Jose, CA                2,651,546       1985           3-40
10142  Creekside Phase II              San Jose, CA                1,793,187       1985           3-40
10151  North First Office Center       San Jose, CA                2,949,283       1985           3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
10161  Cupertino Business Center       Cupertino, CA                       --      4,069,866        4,549,676
10191  North American Van Lines        San Jose, CA                        --      2,199,551        5,023,269
10241  2685 Augustine                  Santa Clara, CA              1,240,501        587,358        1,901,082
10242  2695 Augustine                  Santa Clara, CA                     --        462,074        2,683,989
10251  Santa Clara Ofc Ctr IV Dennys   Santa Clara, CA                     --        181,634          552,651
10271  Aspect Telecommunications       San Jose, CA                        --      2,229,772        2,283,005
10301  Cadillac Court                  Milpitas, CA                        --        959,042        1,494,977
10321  Ryan Ranch Office Ctr - A       Monterey, CA                        --        359,022          772,669
10322  Ryan Ranch Office Ctr - B       Monterey, CA                        --        409,195        1,082,153
10323  Ryan Ranch Office Ctr - C       Monterey, CA                        --        280,522          596,694
10324  Ryan Ranch Office Ctr - Admin   Monterey, CA                        --             --               --
10371  Fremont Bayside                 Fremont, CA                  5,773,268      1,247,069        2,708,494
10421  Patrick Henry Drive             Santa Clara, CA                     --        933,058        2,704,351
10431  COG Warehouse                   Milpitas, CA                        --      2,616,039        1,911,130
10451  Okidata Distribution Center     Milpitas, CA                        --      1,854,892        1,753,601
10531  Fremont Commerce Center Ph III  Fremont, CA                         --        708,494        1,870,577
10541  Lockheed Building               Palo Alto, CA                       --             --        6,264,357
10551  Xerox Campus                    Palo Alto, CA                       --             --       29,360,411
10562  Foothill Research Ctr-4005      Palo Alto, CA                       --             --               --
10563  Foothill Research Ctr-4009      Palo Alto, CA                       --             --               --
10565  Foothill Research Ctr-Common    Palo Alto, CA                       --             --       30,819,577
10571  Montague Industrial Center      San Jose, CA                 2,141,696      2,820,461        9,147,282
10661  Industrial Drive Warehouse      Fremont, CA                         --      1,822,496        3,796,757
10671  2180 Sand Hill Road             Menlo Park, CA                      --        466,525        1,283,937
10701  1900 McCarthy                   Milpitas, CA                        --        845,039        4,219,348
10761  2905-2909 Stender Way           Santa Clara, CA                     --        385,992        1,174,719
10781  Meier Central South - Bldg. 1   Santa Clara, CA                     --        325,333        1,105,604
10782  Meier Central South - Bldg. 2   Santa Clara, CA                     --        479,495        1,296,413
10783  Meier Central South - Bldg. 3   Santa Clara, CA                     --        402,482        1,088,191
10784  Meier Central South - Bldg. 4   Santa Clara, CA                     --        425,639        1,150,801
10785  Meier Central South - Bldg. 11  Santa Clara, CA                     --        440,013        1,189,665
10786  Meier Central South - Bldg. 12  Santa Clara, CA                     --        498,150        1,346,850
10791  Meier Mountain View - Bldg. 5   Mountain View, CA                   --        552,438        1,493,628
10792  Meier Mountain View - Bldg. 6   Mountain View, CA                   --        526,249        1,422,822
10793  Meier Mountain View - Bldg. 7   Mountain View, CA                   --        594,552        1,607,492
10794  Meier Mountain View - Bldg. 8   Mountain View, CA                   --        631,004        1,706,047
10795  Meier Mountain View - Bldg. 9   Mountain View, CA                   --        650,822        1,759,630
10796  Meier Mountain View - Bldg. 10  Mountain View, CA                   --        584,407        1,580,063
10797  Meier Mountain View - Bldg. 17  Mountain View, CA                   --        562,748        1,521,503
10798  Meier Mountain View - Bldg. 20  Mountain View, CA                   --      1,163,131        3,144,978
10801  Meier Central North - Bldg. 13  Santa Clara, CA                     --        233,085          630,193
10802  Meier Central North - Bldg. 14  Santa Clara, CA                     --        233,085          630,193
10803  Meier Central North - Bldg. 15  Santa Clara, CA                     --        228,496          617,786
10804  Meier Central North - Bldg. 16  Santa Clara, CA                     --        324,000          876,000
10805  Meier Central North - Bldg. 19  Santa Clara, CA                     --        734,695        1,986,398
10811  Meier Sunnyvale - Bldg. 18      Sunnyvale, CA                       --        352,776          953,800
10851  Ryan Ranch Office - Phase II    Monterey, CA                        --        565,580        1,584,330
10871  Walsh at Lafayette Indust Park  Santa Clara, CA                     --      3,359,291        7,788,617
10881  Ridder Park                     San Jose, CA                        --      1,794,057        4,443,925
10911  Cadillac Court II               Milpitas, CA                        --        845,833        1,166,712
11031  Ryan Ranch Office II - D        Monterey, CA                        --        420,000        1,617,275
11151  2290 North First Street         San Jose, CA                        --      1,222,335        4,963,553
11231  Charcot Business Center         San Jose, CA                        --      2,988,923        9,140,711
11251  Dixon Landing North - Phase I   Milpitas, CA                        --      3,014,782        5,538,419
11252  Dixon Landing North - Phase 2   Milpitas, CA                        --      3,239,369        3,133,488
11261  Kifer Road Industrial Park      Milpitas, CA                        --      3,530,775       11,072,470
11311  Central Park Plaza              San Jose, CA                        --      9,492,940       25,257,704
11361  Ravendale at Central            Mountain View, CA                   --      2,018,673        6,082,044
11521  Metro Plaza (Office)            San Jose, CA                        --     14,036,475       56,402,244
11522  Metro Plaza (Retail)            San Jose, CA                        --        752,657        3,011,222
11531  1740 Technology                 San Jose, CA                19,275,338      7,918,598       31,710,229
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
10161  Cupertino Business Center       Cupertino, CA                 167,710      4,069,866        4,717,386        8,787,252
10191  North American Van Lines        San Jose, CA                   18,000      2,199,551        5,041,269        7,240,820
10241  2685 Augustine                  Santa Clara, CA                    --        587,358        1,901,082        2,488,440
10242  2695 Augustine                  Santa Clara, CA               136,575        462,074        2,820,564        3,282,638
10251  Santa Clara Ofc Ctr IV Dennys   Santa Clara, CA                    --        181,634          552,651          734,285
10271  Aspect Telecommunications       San Jose, CA                  257,644      2,229,772        2,540,649        4,770,421
10301  Cadillac Court                  Milpitas, CA                  349,387        959,042        1,844,364        2,803,406
10321  Ryan Ranch Office Ctr - A       Monterey, CA                  692,258        359,022        1,464,927        1,823,949
10322  Ryan Ranch Office Ctr - B       Monterey, CA                  407,586        409,195        1,489,739        1,898,934
10323  Ryan Ranch Office Ctr - C       Monterey, CA                  430,900        280,522        1,027,594        1,308,116
10324  Ryan Ranch Office Ctr - Admin   Monterey, CA                       --             --               --               --
10371  Fremont Bayside                 Fremont, CA                   283,620      1,247,069        2,992,114        4,239,183
10421  Patrick Henry Drive             Santa Clara, CA             2,674,706        933,058        5,379,057        6,312,115
10431  COG Warehouse                   Milpitas, CA                1,082,839      2,616,039        2,993,969        5,610,008
10451  Okidata Distribution Center     Milpitas, CA                  379,538      1,854,892        2,133,139        3,988,031
10531  Fremont Commerce Center Ph III  Fremont, CA                   216,483        708,494        2,087,060        2,795,554
10541  Lockheed Building               Palo Alto, CA               2,862,702             --        9,127,059        9,127,059
10551  Xerox Campus                    Palo Alto, CA              14,427,212             --       43,787,623       43,787,623
10562  Foothill Research Ctr-4005      Palo Alto, CA                      --             --               --               --
10563  Foothill Research Ctr-4009      Palo Alto, CA                  67,315             --           67,315           67,315
10565  Foothill Research Ctr-Common    Palo Alto, CA               7,474,154             --       38,293,731       38,293,731
10571  Montague Industrial Center      San Jose, CA                  689,047      2,820,461        9,836,329       12,656,790
10661  Industrial Drive Warehouse      Fremont, CA                   168,564      1,822,496        3,965,321        5,787,817
10671  2180 Sand Hill Road             Menlo Park, CA                550,398        466,525        1,834,335        2,300,860
10701  1900 McCarthy                   Milpitas, CA                  565,307        845,039        4,784,655        5,629,694
10761  2905-2909 Stender Way           Santa Clara, CA               251,397        385,992        1,426,116        1,812,108
10781  Meier Central South - Bldg. 1   Santa Clara, CA                22,631        325,333        1,128,235        1,453,568
10782  Meier Central South - Bldg. 2   Santa Clara, CA                    --        479,495        1,296,413        1,775,908
10783  Meier Central South - Bldg. 3   Santa Clara, CA                37,069        402,482        1,125,260        1,527,742
10784  Meier Central South - Bldg. 4   Santa Clara, CA                34,000        425,639        1,184,801        1,610,440
10785  Meier Central South - Bldg. 11  Santa Clara, CA                    --        440,013        1,189,665        1,629,678
10786  Meier Central South - Bldg. 12  Santa Clara, CA               228,605        498,150        1,575,455        2,073,605
10791  Meier Mountain View - Bldg. 5   Mountain View, CA              36,000        552,438        1,529,628        2,082,066
10792  Meier Mountain View - Bldg. 6   Mountain View, CA                  --        526,249        1,422,822        1,949,071
10793  Meier Mountain View - Bldg. 7   Mountain View, CA           1,074,250        594,552        2,681,742        3,276,294
10794  Meier Mountain View - Bldg. 8   Mountain View, CA                  --        631,004        1,706,047        2,337,051
10795  Meier Mountain View - Bldg. 9   Mountain View, CA              10,370        650,822        1,770,000        2,420,822
10796  Meier Mountain View - Bldg. 10  Mountain View, CA              37,644        584,407        1,617,707        2,202,114
10797  Meier Mountain View - Bldg. 17  Mountain View, CA                  --        562,748        1,521,503        2,084,251
10798  Meier Mountain View - Bldg. 20  Mountain View, CA             128,231      1,163,131        3,273,209        4,436,340
10801  Meier Central North - Bldg. 13  Santa Clara, CA                    --        233,085          630,193          863,278
10802  Meier Central North - Bldg. 14  Santa Clara, CA                    --        233,085          630,193          863,278
10803  Meier Central North - Bldg. 15  Santa Clara, CA                50,426        228,496          668,212          896,708
10804  Meier Central North - Bldg. 16  Santa Clara, CA                    --        324,000          876,000        1,200,000
10805  Meier Central North - Bldg. 19  Santa Clara, CA               121,540        734,695        2,107,938        2,842,633
10811  Meier Sunnyvale - Bldg. 18      Sunnyvale, CA                      --        352,776          953,800        1,306,576
10851  Ryan Ranch Office - Phase II    Monterey, CA                  257,912        565,580        1,842,242        2,407,822
10871  Walsh at Lafayette Indust Park  Santa Clara, CA             1,382,535      3,359,291        9,171,152       12,530,443
10881  Ridder Park                     San Jose, CA                2,012,184      1,794,057        6,456,109        8,250,166
10911  Cadillac Court II               Milpitas, CA                  667,138        845,833        1,833,850        2,679,683
11031  Ryan Ranch Office II - D        Monterey, CA                  485,978        420,000        2,103,253        2,523,253
11151  2290 North First Street         San Jose, CA                  621,965      1,222,335        5,585,518        6,807,853
11231  Charcot Business Center         San Jose, CA                  332,421      2,988,923        9,473,132       12,462,055
11251  Dixon Landing North - Phase I   Milpitas, CA                2,963,012      3,014,782        8,501,431       11,516,213
11252  Dixon Landing North - Phase 2   Milpitas, CA                1,525,463      3,239,369        4,658,951        7,898,320
11261  Kifer Road Industrial Park      Milpitas, CA                  106,852      3,530,775       11,179,322       14,710,097
11311  Central Park Plaza              San Jose, CA                2,157,705      9,492,940       27,415,409       36,908,349
11361  Ravendale at Central            Mountain View, CA             145,643      2,018,673        6,227,687        8,246,360
11521  Metro Plaza (Office)            San Jose, CA                2,126,984     14,036,475       58,529,228       72,565,703
11522  Metro Plaza (Retail)            San Jose, CA                  100,563        752,657        3,111,785        3,864,442
11531  1740 Technology                 San Jose, CA                2,420,759      7,918,598       34,130,988       42,049,586
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
10161  Cupertino Business Center       Cupertino, CA               1,697,555       1985           3-40
10191  North American Van Lines        San Jose, CA                1,586,972       1988           3-40
10241  2685 Augustine                  Santa Clara, CA               689,245       1979           3-40
10242  2695 Augustine                  Santa Clara, CA             1,211,643       1989           3-40
10251  Santa Clara Ofc Ctr IV Dennys   Santa Clara, CA               177,171       1988           3-40
10271  Aspect Telecommunications       San Jose, CA                  895,813       1988           3-40
10301  Cadillac Court                  Milpitas, CA                  510,053       1991           3-40
10321  Ryan Ranch Office Ctr - A       Monterey, CA                       --       1992           3-40
10322  Ryan Ranch Office Ctr - B       Monterey, CA                       --       1992           3-40
10323  Ryan Ranch Office Ctr - C       Monterey, CA                       --       1992           3-40
10324  Ryan Ranch Office Ctr - Admin   Monterey, CA                       --       1992           3-40
10371  Fremont Bayside                 Fremont, CA                   970,441       1990           3-40
10421  Patrick Henry Drive             Santa Clara, CA             2,118,329       1991           3-40
10431  COG Warehouse                   Milpitas, CA                1,148,939       1992           3-40
10451  Okidata Distribution Center     Milpitas, CA                  465,443       1993           3-40
10531  Fremont Commerce Center Ph III  Fremont, CA                   713,930       1993           3-40
10541  Lockheed Building               Palo Alto, CA               2,867,662       1993           3-40
10551  Xerox Campus                    Palo Alto, CA              12,739,884       1993           3-40
10562  Foothill Research Ctr-4005      Palo Alto, CA                      --       1993           3-40
10563  Foothill Research Ctr-4009      Palo Alto, CA                  20,195       1993           3-40
10565  Foothill Research Ctr-Common    Palo Alto, CA               8,333,315       1993           3-40
10571  Montague Industrial Center      San Jose, CA                4,906,647       1993           3-40
10661  Industrial Drive Warehouse      Fremont, CA                   857,276       1995           3-40
10671  2180 Sand Hill Road             Menlo Park, CA                934,046       1973           3-40
10701  1900 McCarthy                   Milpitas, CA                  866,318       1994           3-40
10761  2905-2909 Stender Way           Santa Clara, CA               356,883       1994           3-40
10781  Meier Central South - Bldg. 1   Santa Clara, CA               159,427       1995           3-40
10782  Meier Central South - Bldg. 2   Santa Clara, CA               189,060       1995           3-40
10783  Meier Central South - Bldg. 3   Santa Clara, CA               182,268       1995           3-40
10784  Meier Central South - Bldg. 4   Santa Clara, CA               201,259       1995           3-40
10785  Meier Central South - Bldg. 11  Santa Clara, CA               173,493       1995           3-40
10786  Meier Central South - Bldg. 12  Santa Clara, CA               321,865       1995           3-40
10791  Meier Mountain View - Bldg. 5   Mountain View, CA             232,821       1995           3-40
10792  Meier Mountain View - Bldg. 6   Mountain View, CA             207,495       1995           3-40
10793  Meier Mountain View - Bldg. 7   Mountain View, CA             431,372       1995           3-40
10794  Meier Mountain View - Bldg. 8   Mountain View, CA             248,799       1995           3-40
10795  Meier Mountain View - Bldg. 9   Mountain View, CA             256,786       1995           3-40
10796  Meier Mountain View - Bldg. 10  Mountain View, CA             239,837       1995           3-40
10797  Meier Mountain View - Bldg. 17  Mountain View, CA             221,886       1995           3-40
10798  Meier Mountain View - Bldg. 20  Mountain View, CA             471,224       1995           3-40
10801  Meier Central North - Bldg. 13  Santa Clara, CA                91,904       1995           3-40
10802  Meier Central North - Bldg. 14  Santa Clara, CA                91,904       1995           3-40
10803  Meier Central North - Bldg. 15  Santa Clara, CA               108,284       1995           3-40
10804  Meier Central North - Bldg. 16  Santa Clara, CA               127,750       1995           3-40
10805  Meier Central North - Bldg. 19  Santa Clara, CA               292,897       1995           3-40
10811  Meier Sunnyvale - Bldg. 18      Sunnyvale, CA                 139,096       1995           3-40
10851  Ryan Ranch Office - Phase II    Monterey, CA                       --       1995           3-40
10871  Walsh at Lafayette Indust Park  Santa Clara, CA             1,891,985       1995           3-40
10881  Ridder Park                     San Jose, CA                1,182,984       1995           3-40
10911  Cadillac Court II               Milpitas, CA                  577,911       1995           3-40
11031  Ryan Ranch Office II - D        Monterey, CA                       --       1996           3-40
11151  2290 North First Street         San Jose, CA                  759,750       1996           3-40
11231  Charcot Business Center         San Jose, CA                1,070,496       1996           3-40
11251  Dixon Landing North - Phase I   Milpitas, CA                1,113,674       1996           3-40
11252  Dixon Landing North - Phase 2   Milpitas, CA                  802,729       1996           3-40
11261  Kifer Road Industrial Park      Milpitas, CA                1,157,295       1996           3-40
11311  Central Park Plaza              San Jose, CA                3,057,752       1996           3-40
11361  Ravendale at Central            Mountain View, CA             611,600       1996           3-40
11521  Metro Plaza (Office)            San Jose, CA                5,548,019       1997           3-40
11522  Metro Plaza (Retail)            San Jose, CA                  297,981       1997           3-40
11531  1740 Technology                 San Jose, CA                3,499,512       1997           3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
11661  Gateway Office Phase III - D    San Jose, CA                        --             --       14,910,393
11662  Gateway Office Phase III - PS   San Jose, CA                        --             --        7,060,769
11771  Fremont Commerce Center I       Fremont, CA                         --      3,040,601        9,276,540
11772  Fremont Commerce Center II      Fremont, CA                         --      1,275,000        3,856,826
11871  Oak Creek I                     Milpitas, CA                        --        962,558        2,924,792
11872  Oak Creek II                    Milpitas, CA                        --      1,078,081        3,274,337
11881  Milmont R&D                     Fremont, CA                         --      1,806,606        5,433,395
11891  Kato R&D                        Fremont, CA                         --      2,002,504        6,101,872
11911  California Circle II            Milpitas, CA                        --      2,555,551        7,911,555
12011  Borregas Avenue                 Sunnyvale, CA                       --        780,376        2,417,727
12101  Ryan Ranch Oaks I               Monterey, CA                        --        743,333        3,302,060
12102  Ryan Ranch Oaks II              Monterey, CA                        --        743,333          259,090
12191  Concourse I                     San Jose, CA                        --      6,785,119       27,140,801
12192  Concourse II                    San Jose, CA                        --      5,139,102       25,192,000
12193  Concourse III                   San Jose, CA                        --      8,333,235       33,335,518
12194  Concourse IV                    San Jose, CA                        --      8,426,150       33,707,177
12195  Concourse V                     San Jose, CA                        --      8,046,318       17,876,997
12196  Concourse VI                    San Jose, CA                        --      8,046,318       28,684,431
12197  Concourse Garage I              San Jose, CA                        --      4,023,110          160,220
12198  Concourse Garage II             San Jose, CA                        --      2,011,604        7,325,900
12199  Concourse Retail                San Jose, CA                        --      1,158,817        2,038,381
12391  Skyport Plaza West              San Jose, CA                        --     21,290,246       12,540,286
12392  Skyport Plaza East              San Jose, CA                19,824,792     13,977,471       35,614,232
12684  Skyport East - Hotel 1          San Jose, CA                        --      3,228,815               --
12685  Skyport East - Residential      San Jose, CA                        --      5,857,993               --
       Other                                                               --        287,045          805,305
                                                                 ------------   ------------   --------------
                                       Total                     $ 49,232,676   $229,534,559   $  686,406,228
                                                                 ============   ============   ==============
       Southern California
10071  Airport Commerce Center         Bakersfield, CA           $          0   $    893,648   $    2,744,526
10981  La Jolla Centre II              San Diego, CA                       --      3,252,653       13,070,059
10991  One Pacific Heights             San Diego, CA                       --      3,089,433        8,365,526
11001  Carlsbad Airport Plaza          Carlsbad, CA                        --      1,532,406        4,609,834
11011  Pacific Point                   San Diego, CA                       --      3,111,202        9,333,605
11061  Inwood Park                     Irvine, CA                          --      1,517,776        8,955,666
11062  Inwood Park II                  Irvine, CA                          --        714,993          756,982
11141  Carmel Valley Centre I          San Diego, CA                       --      1,406,969        5,685,484
11142  Carmel Valley Centre II         San Diego, CA                       --      1,385,190        5,557,998
11171  Dove Street                     Newport Beach, CA                   --      1,569,792        6,313,218
11221  Fairchild Corporate Center      Irvine, CA                          --      2,011,443        8,094,547
11271  One Pacific Plaza (Office)      Huntington Beach, CA                --      1,610,777        6,484,450
11272  One Pacific Plaza (Retail)      Huntington Beach, CA                --        410,194        1,641,358
11321  Corona Corporate Center         Corona, CA                          --        743,147        3,009,125
11341  One Lakeshore Centre            Ontario, CA                         --      3,899,948       15,441,528
11351  Pacific View Plaza              Carlsbad, CA                        --      1,404,336        3,823,864
11371  Centerpark Plaza One            San Diego,CA                        --      1,367,014        5,515,305
11381  La Place Court                  Carlsbad, CA                        --      1,467,057        5,910,944
11391  Carmel View Office Plaza        San Diego, CA                       --      1,426,649        5,747,218
11401  The City - 500 City Parkway     Orange, CA                          --        827,126        3,322,703
11402  The City - 505 City Parkway     Orange, CA                          --      2,275,956        9,153,959
11403  The City - 600 City Parkway     Orange, CA                          --      2,483,655        9,983,812
11421  Centerpark Plaza Two (Ind)      San Diego, CA                       --      1,340,092        4,163,060
11431  Centerpark Plaza Two (Office)   San Diego, CA                       --        882,852        3,560,615
11451  Camino West Corporate Park      Carlsbad, CA                        --        980,334        3,945,707
11481  Brea Park Centre - Bldg A       Brea, CA                            --      1,010,580        2,751,901
11482  Brea Park Centre - Bldg. B      Brea, CA                            --      1,894,490        5,127,552
11483  Brea Park Centre - Bldg. C      Brea, CA                            --        620,267        1,681,852
11491  Bridge Pointe I                 San Diego, CA                       --      2,641,893       15,156,621
11492  Bridge Pointe II                San Diego, CA                       --      1,212,131       17,039,677
11493  Bridge Pointe III               San Diego, CA                       --      1,384,698        1,250,404
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
11661  Gateway Office Phase III - D    San Jose, CA                3,630,015             --       18,540,408       18,540,408
11662  Gateway Office Phase III - PS   San Jose, CA                   28,967             --        7,089,736        7,089,736
11771  Fremont Commerce Center I       Fremont, CA                   142,080      3,040,601        9,418,620       12,459,221
11772  Fremont Commerce Center II      Fremont, CA                    43,862      1,275,000        3,900,688        5,175,688
11871  Oak Creek I                     Milpitas, CA                   53,936        962,558        2,978,728        3,941,286
11872  Oak Creek II                    Milpitas, CA                   91,276      1,078,081        3,365,613        4,443,694
11881  Milmont R&D                     Fremont, CA                   243,230      1,806,606        5,676,625        7,483,231
11891  Kato R&D                        Fremont, CA                        --      2,002,504        6,101,872        8,104,376
11911  California Circle II            Milpitas, CA                   47,813      2,555,551        7,959,368       10,514,919
12011  Borregas Avenue                 Sunnyvale, CA                 479,096        780,376        2,896,823        3,677,199
12101  Ryan Ranch Oaks I               Monterey, CA                  681,537        743,333        3,983,597        4,726,930
12102  Ryan Ranch Oaks II              Monterey, CA                       --        743,333          259,090        1,002,423
12191  Concourse I                     San Jose, CA                2,115,055      6,785,119       29,255,856       36,040,975
12192  Concourse II                    San Jose, CA                1,595,120      5,139,102       26,787,120       31,926,222
12193  Concourse III                   San Jose, CA                1,537,832      8,333,235       34,873,350       43,206,585
12194  Concourse IV                    San Jose, CA                1,593,716      8,426,150       35,300,893       43,727,043
12195  Concourse V                     San Jose, CA                3,984,663      8,046,318       21,861,660       29,907,978
12196  Concourse VI                    San Jose, CA                6,595,341      8,046,318       35,279,772       43,326,090
12197  Concourse Garage I              San Jose, CA                   48,461      4,023,110          208,681        4,231,791
12198  Concourse Garage II             San Jose, CA                       --      2,011,604        7,325,900        9,337,504
12199  Concourse Retail                San Jose, CA                       --      1,158,817        2,038,381        3,197,198
12391  Skyport Plaza West              San Jose, CA                   27,833     21,290,246       12,568,119       33,858,365
12392  Skyport Plaza East              San Jose, CA                  340,220     13,977,471       35,954,452       49,931,923
12684  Skyport East - Hotel 1          San Jose, CA                       --      3,228,815               --        3,228,815
12685  Skyport East - Residential      San Jose, CA                       --      5,857,993               --        5,857,993
       Other                                                         584,880        287,045        1,390,185        1,677,230
                                                                ------------   ------------   --------------   --------------
                                       Total                    $ 93,087,091   $229,534,559   $  779,493,319   $1,009,027,878
                                                                ============   ============   ==============   ==============
       Southern California
10071  Airport Commerce Center         Bakersfield, CA          $    509,579   $    893,648   $    3,254,105   $    4,147,753
10981  La Jolla Centre II              San Diego, CA               1,368,999      3,252,653       14,439,058       17,691,711
10991  One Pacific Heights             San Diego, CA                 260,723      3,089,433        8,626,249       11,715,682
11001  Carlsbad Airport Plaza          Carlsbad, CA                  253,772      1,532,406        4,863,606        6,396,012
11011  Pacific Point                   San Diego, CA               1,132,143      3,111,202       10,465,748       13,576,950
11061  Inwood Park                     Irvine, CA                    901,191      1,517,776        9,856,857       11,374,633
11062  Inwood Park II                  Irvine, CA                         --        714,993          756,982        1,471,975
11141  Carmel Valley Centre I          San Diego, CA                 562,933      1,406,969        6,248,417        7,655,386
11142  Carmel Valley Centre II         San Diego, CA                 241,306      1,385,190        5,799,304        7,184,494
11171  Dove Street                     Newport Beach, CA             751,256      1,569,792        7,064,474        8,634,266
11221  Fairchild Corporate Center      Irvine, CA                    931,340      2,011,443        9,025,887       11,037,330
11271  One Pacific Plaza (Office)      Huntington Beach, CA        1,045,650      1,610,777        7,530,100        9,140,877
11272  One Pacific Plaza (Retail)      Huntington Beach, CA               --        410,194        1,641,358        2,051,552
11321  Corona Corporate Center         Corona, CA                     26,135        743,147        3,035,260        3,778,407
11341  One Lakeshore Centre            Ontario, CA                   424,684      3,899,948       15,866,212       19,766,160
11351  Pacific View Plaza              Carlsbad, CA                  385,248      1,404,336        4,209,112        5,613,448
11371  Centerpark Plaza One            San Diego,CA                  530,028      1,367,014        6,045,333        7,412,347
11381  La Place Court                  Carlsbad, CA                  603,905      1,467,057        6,514,849        7,981,906
11391  Carmel View Office Plaza        San Diego, CA                 856,107      1,426,649        6,603,325        8,029,974
11401  The City - 500 City Parkway     Orange, CA                  1,143,809        827,126        4,466,512        5,293,638
11402  The City - 505 City Parkway     Orange, CA                    507,202      2,275,956        9,661,161       11,937,117
11403  The City - 600 City Parkway     Orange, CA                  2,644,735      2,483,655       12,628,547       15,112,202
11421  Centerpark Plaza Two (Ind)      San Diego, CA                 256,505      1,340,092        4,419,565        5,759,657
11431  Centerpark Plaza Two (Office)   San Diego, CA                 143,343        882,852        3,703,958        4,586,810
11451  Camino West Corporate Park      Carlsbad, CA                  198,141        980,334        4,143,848        5,124,182
11481  Brea Park Centre - Bldg A       Brea, CA                      332,017      1,010,580        3,083,918        4,094,498
11482  Brea Park Centre - Bldg. B      Brea, CA                      434,507      1,894,490        5,562,059        7,456,549
11483  Brea Park Centre - Bldg. C      Brea, CA                      100,515        620,267        1,782,367        2,402,634
11491  Bridge Pointe I                 San Diego, CA               5,457,237      2,641,893       20,613,858       23,255,751
11492  Bridge Pointe II                San Diego, CA               3,762,495      1,212,131       20,802,172       22,014,303
11493  Bridge Pointe III               San Diego, CA                      --      1,384,698        1,250,404        2,635,102
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
11661  Gateway Office Phase III - D    San Jose, CA                1,696,692       1997           3-40
11662  Gateway Office Phase III - PS   San Jose, CA                  373,095       1997           3-40
11771  Fremont Commerce Center I       Fremont, CA                   831,626       1997           3-40
11772  Fremont Commerce Center II      Fremont, CA                   338,864       1997           3-40
11871  Oak Creek I                     Milpitas, CA                  230,177       1997           3-40
11872  Oak Creek II                    Milpitas, CA                  262,130       1997           3-40
11881  Milmont R&D                     Fremont, CA                   423,939       1997           3-40
11891  Kato R&D                        Fremont, CA                   467,931       1997           3-40
11911  California Circle II            Milpitas, CA                  622,022       1997           3-40
12011  Borregas Avenue                 Sunnyvale, CA                 246,101       1997           3-40
12101  Ryan Ranch Oaks I               Monterey, CA                       --       1997           3-40
12102  Ryan Ranch Oaks II              Monterey, CA                       --       1997           3-40
12191  Concourse I                     San Jose, CA                2,211,802       1998           3-40
12192  Concourse II                    San Jose, CA                2,018,739       1998           3-40
12193  Concourse III                   San Jose, CA                2,711,391       1998           3-40
12194  Concourse IV                    San Jose, CA                2,726,039       1998           3-40
12195  Concourse V                     San Jose, CA                  749,434       1998           3-40
12196  Concourse VI                    San Jose, CA                  265,850       1998           3-40
12197  Concourse Garage I              San Jose, CA                    9,329       1998           3-40
12198  Concourse Garage II             San Jose, CA                  272,278       1998           3-40
12199  Concourse Retail                San Jose, CA                   31,538       1998           3-40
12391  Skyport Plaza West              San Jose, CA                9,470,988       1998           3-40
12392  Skyport Plaza East              San Jose, CA                       --       1998           3-40
12684  Skyport East - Hotel 1          San Jose, CA                       --       2000           3-40
12685  Skyport East - Residential      San Jose, CA                       --       2000           3-40
       Other                                                         367,417
                                                                ------------
                                       Total                    $131,257,669
                                                                ============
       Southern California
10071  Airport Commerce Center         Bakersfield, CA          $  1,334,034       1982           3-40
10981  La Jolla Centre II              San Diego, CA               2,029,027       1995           3-40
10991  One Pacific Heights             San Diego, CA               1,130,773       1995           3-40
11001  Carlsbad Airport Plaza          Carlsbad, CA                  690,799       1995           3-40
11011  Pacific Point                   San Diego, CA               1,298,024       1995           3-40
11061  Inwood Park                     Irvine, CA                  1,373,586       1995           3-40
11062  Inwood Park II                  Irvine, CA                         --       1995           3-40
11141  Carmel Valley Centre I          San Diego, CA                 809,437       1996           3-40
11142  Carmel Valley Centre II         San Diego, CA                 711,506       1996           3-40
11171  Dove Street                     Newport Beach, CA             782,596       1996           3-40
11221  Fairchild Corporate Center      Irvine, CA                    999,945       1996           3-40
11271  One Pacific Plaza (Office)      Huntington Beach, CA          981,872       1996           3-40
11272  One Pacific Plaza (Retail)      Huntington Beach, CA          170,973       1996           3-40
11321  Corona Corporate Center         Corona, CA                    301,132       1996           3-40
11341  One Lakeshore Centre            Ontario, CA                 1,709,254       1996           3-40
11351  Pacific View Plaza              Carlsbad, CA                  471,989       1996           3-40
11371  Centerpark Plaza One            San Diego,CA                  647,978       1997           3-40
11381  La Place Court                  Carlsbad, CA                  817,416       1997           3-40
11391  Carmel View Office Plaza        San Diego, CA                 621,486       1997           3-40
11401  The City - 500 City Parkway     Orange, CA                    455,606       1996           3-40
11402  The City - 505 City Parkway     Orange, CA                  1,071,909       1996           3-40
11403  The City - 600 City Parkway     Orange, CA                  1,889,582       1996           3-40
11421  Centerpark Plaza Two (Ind)      San Diego, CA                 514,102       1997           3-40
11431  Centerpark Plaza Two (Office)   San Diego, CA                 407,552       1997           3-40
11451  Camino West Corporate Park      Carlsbad, CA                  416,462       1997           3-40
11481  Brea Park Centre - Bldg A       Brea, CA                      345,032       1997           3-40
11482  Brea Park Centre - Bldg. B      Brea, CA                      579,792       1997           3-40
11483  Brea Park Centre - Bldg. C      Brea, CA                      153,373       1997           3-40
11491  Bridge Pointe I                 San Diego, CA               1,070,262       1997           3-40
11492  Bridge Pointe II                San Diego, CA                 248,495       1997           3-40
11493  Bridge Pointe III               San Diego, CA                      --       1997           3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
11494  Bridge Pointe IV                San Diego, CA                       --        831,651          476,228
11501  The City - 3800 Chapman Blvd    Orange, CA                          --      1,309,617        5,300,831
11571  Pasadena Financial              Pasadena, CA                        --      5,353,401       21,466,845
11581  Century Square                  Pasadena, CA                        --      8,318,792       33,360,239
11591  Brea Corporate Plaza            Brea, CA                            --      2,958,418        8,023,239
11641  McKesson Building               Pasadena, CA                        --      5,159,033       13,972,258
11671  Arboretum Courtyard             Santa Monica, CA                    --      5,718,678       27,363,469
11691  Brea Financial Commons (120)    Brea, CA                            --      2,844,943        7,689,747
11692  Brea Financial Commons (140)    Brea, CA                            --      2,409,582        6,513,107
11711  Sepulveda Center                Los Angeles, CA                     --      5,046,469       20,297,866
11721  Brea Corporate Place (135)      Brea, CA                            --        675,083       21,823,293
11722  Brea Corporate Place (145)      Brea, CA                            --        695,271       19,079,665
11741  BPA - Land Site B (150)         Brea, CA                            --      1,517,805            2,000
11742  BPA - Land Sites G & H          Brea, CA                            --             --          657,211
11743  BPA - Land Site J               Brea, CA                            --             --           25,237
11744  BPA - Land Sites L & M          Brea, CA                            --             --          256,840
11781  790 Colorado                    Pasadena, CA                        --      3,868,533       15,557,914
11791  Tower Seventeen                 Irvine, CA                          --      4,006,406       36,233,312
11811  Nobel Corporate Plaza           San Diego, CA                       --      4,511,165       12,269,908
11821  Pacific Ridge Corporate Centre  Carlsbad, CA                        --      3,873,656       11,095,618
11921  East Hills Office Park          Anaheim, CA                         --      2,166,615        5,876,550
11931  Stadium Towers Plaza            Anaheim, CA                         --      3,910,743       35,196,106
11932  Stadium Towers - Retail         Anaheim, CA                         --        867,429               --
11934  Stadium Towers Vacant Retail    Anaheim, CA                         --        409,368           32,453
11941  Pacific Corporate Plaza         San Diego, CA                       --      2,757,590        8,298,808
11951  Sorrento Tech I, II & III       San Diego, CA                       --      2,686,323        7,285,739
11961  Westridge I                     San Diego, CA                       --      1,712,464        4,652,442
11971  Centerpointe Irvine I           Irvine, CA                          --      1,292,562        3,512,219
11972  Centerpointe Irvine II          Irvine, CA                          --             --               --
11973  Centerpointe Irvine III         Irvine, CA                          --             --               --
12061  Park Plaza                      San Diego, CA                       --      2,550,500        6,916,038
12071  La Jolla Centre I               San Diego, CA                       --      2,958,803       26,758,880
12131  Stadium Towers II (Land)        Anaheim, CA                         --      2,087,266        1,954,440
12132  Stadium Towers II - PS2         Anaheim, CA                         --        288,000               --
12141  East Hills Land                 Anaheim, CA                         --      1,720,330          233,589
12251  City Tower                      Orange, CA                          --      6,617,782       59,562,582
12261  City Plaza                      Orange, CA                          --      5,526,355       22,195,822
12271  Marina Business Center Bldg 1   Marina Del Rey, CA                  --      7,731,927       20,904,840
12281  Marina Business Center Bldg 2   Marina Del Rey, CA                  --             --               --
12282  Marina Business Center Bldg 3   Marina Del Rey, CA                  --             --               --
12283  Marina Business Center Bldg 4   Marina Del Rey, CA                  --             --               --
12291  Cerritos Towne Center I         Cerritos, CA                        --             --        6,535,981
12292  Cerritos Towne Center II        Cerritos, CA                        --             --       18,023,008
12293  Cerritos Towne Center III       Cerritos, CA                        --             --       18,161,432
12294  Cerritos Towne Center IV        Cerritos, CA                        --             --       11,477,404
12295  Cerritos Towne Center V         Cerritos, CA                        --             --        5,097,491
12296  Cerritos Towne Center Admin     Cerritos, CA                        --             --               --
12297  Cerritos Towne Center VII       Cerritos, CA                        --             --           10,040
12331  2600 Michelson                  Irvine, CA                          --      5,800,810       52,213,830
12341  18581 Teller                    Irvine, CA                          --      1,764,831        4,771,580
12351  SMBP 3420 Ocean Park Blvd       Santa Monica, CA                    --             --       94,075,974
12352  SMBP 3340 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12353  SMBP 3350 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12354  SMBP 3330 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12356  SMBP 3250 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12361  SMBP 3200 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12362  SMBP 3150 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12365  SMBP 3100 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12366  SMBP 3000 Ocean Park Blvd       Santa Monica, CA                    --             --               --
12367  SMBP 2900 31st Street           Santa Monica, CA                    --             --               --
12368  SMBP 2950 31st Street           Santa Monica, CA                    --             --               --
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
11494  Bridge Pointe IV                San Diego, CA                      --        831,651          476,228        1,307,879
11501  The City - 3800 Chapman Blvd    Orange, CA                  5,609,783      1,309,617       10,910,614       12,220,231
11571  Pasadena Financial              Pasadena, CA                  634,593      5,353,401       22,101,438       27,454,839
11581  Century Square                  Pasadena, CA                   46,702      8,318,792       33,406,941       41,725,733
11591  Brea Corporate Plaza            Brea, CA                    1,013,097      2,958,418        9,036,336       11,994,754
11641  McKesson Building               Pasadena, CA                  155,552      5,159,033       14,127,810       19,286,843
11671  Arboretum Courtyard             Santa Monica, CA            4,898,841      5,718,678       32,262,310       37,980,988
11691  Brea Financial Commons (120)    Brea, CA                      410,561      2,844,943        8,100,308       10,945,251
11692  Brea Financial Commons (140)    Brea, CA                      134,670      2,409,582        6,647,777        9,057,359
11711  Sepulveda Center                Los Angeles, CA             1,303,998      5,046,469       21,601,864       26,648,333
11721  Brea Corporate Place (135)      Brea, CA                      153,807        675,083       21,977,100       22,652,183
11722  Brea Corporate Place (145)      Brea, CA                    2,530,049        695,271       21,609,714       22,304,985
11741  BPA - Land Site B (150)         Brea, CA                       12,916      1,517,805           14,916        1,532,721
11742  BPA - Land Sites G & H          Brea, CA                       69,502             --          726,713          726,713
11743  BPA - Land Site J               Brea, CA                           --             --           25,237           25,237
11744  BPA - Land Sites L & M          Brea, CA                       22,316             --          279,156          279,156
11781  790 Colorado                    Pasadena, CA                  249,818      3,868,533       15,807,732       19,676,265
11791  Tower Seventeen                 Irvine, CA                  1,464,095      4,006,406       37,697,407       41,703,813
11811  Nobel Corporate Plaza           San Diego, CA                 436,951      4,511,165       12,706,859       17,218,024
11821  Pacific Ridge Corporate Centre  Carlsbad, CA                3,373,850      3,873,656       14,469,468       18,343,124
11921  East Hills Office Park          Anaheim, CA                   316,594      2,166,615        6,193,144        8,359,759
11931  Stadium Towers Plaza            Anaheim, CA                 2,608,371      3,910,743       37,804,477       41,715,220
11932  Stadium Towers - Retail         Anaheim, CA                        --        867,429               --          867,429
11934  Stadium Towers Vacant Retail    Anaheim, CA                        --        409,368           32,453          441,821
11941  Pacific Corporate Plaza         San Diego, CA               1,192,327      2,757,590        9,491,135       12,248,725
11951  Sorrento Tech I, II & III       San Diego, CA               1,435,446      2,686,323        8,721,185       11,407,508
11961  Westridge I                     San Diego, CA                      --      1,712,464        4,652,442        6,364,906
11971  Centerpointe Irvine I           Irvine, CA                    142,747      1,292,562        3,654,966        4,947,528
11972  Centerpointe Irvine II          Irvine, CA                         --             --               --               --
11973  Centerpointe Irvine III         Irvine, CA                     30,111             --           30,111           30,111
12061  Park Plaza                      San Diego, CA                 377,250      2,550,500        7,293,288        9,843,788
12071  La Jolla Centre I               San Diego, CA                 685,342      2,958,803       27,444,222       30,403,025
12131  Stadium Towers II (Land)        Anaheim, CA                        --      2,087,266        1,954,440        4,041,706
12132  Stadium Towers II - PS2         Anaheim, CA                        --        288,000               --          288,000
12141  East Hills Land                 Anaheim, CA                        --      1,720,330          233,589        1,953,919
12251  City Tower                      Orange, CA                  2,361,949      6,617,782       61,924,531       68,542,313
12261  City Plaza                      Orange, CA                 11,220,140      5,526,355       33,415,962       38,942,317
12271  Marina Business Center Bldg 1   Marina Del Rey, CA            707,433      7,731,927       21,612,273       29,344,200
12281  Marina Business Center Bldg 2   Marina Del Rey, CA             81,826             --           81,826           81,826
12282  Marina Business Center Bldg 3   Marina Del Rey, CA            718,058             --          718,058          718,058
12283  Marina Business Center Bldg 4   Marina Del Rey, CA            347,604             --          347,604          347,604
12291  Cerritos Towne Center I         Cerritos, CA                  359,315             --        6,895,296        6,895,296
12292  Cerritos Towne Center II        Cerritos, CA                  728,458             --       18,751,466       18,751,466
12293  Cerritos Towne Center III       Cerritos, CA                1,348,766             --       19,510,198       19,510,198
12294  Cerritos Towne Center IV        Cerritos, CA                   14,623             --       11,492,027       11,492,027
12295  Cerritos Towne Center V         Cerritos, CA                1,493,372             --        6,590,863        6,590,863
12296  Cerritos Towne Center Admin     Cerritos, CA                       --             --               --               --
12297  Cerritos Towne Center VII       Cerritos, CA                       --             --           10,040           10,040
12331  2600 Michelson                  Irvine, CA                  1,927,934      5,800,810       54,141,764       59,942,574
12341  18581 Teller                    Irvine, CA                    326,564      1,764,831        5,098,144        6,862,975
12351  SMBP 3420 Ocean Park Blvd       Santa Monica, CA            1,135,655             --       95,211,629       95,211,629
12352  SMBP 3340 Ocean Park Blvd       Santa Monica, CA              901,525             --          901,525          901,525
12353  SMBP 3350 Ocean Park Blvd       Santa Monica, CA              234,330             --          234,330          234,330
12354  SMBP 3330 Ocean Park Blvd       Santa Monica, CA              219,251             --          219,251          219,251
12356  SMBP 3250 Ocean Park Blvd       Santa Monica, CA              250,968             --          250,968          250,968
12361  SMBP 3200 Ocean Park Blvd       Santa Monica, CA              419,490             --          419,490          419,490
12362  SMBP 3150 Ocean Park Blvd       Santa Monica, CA               29,483             --           29,483           29,483
12365  SMBP 3100 Ocean Park Blvd       Santa Monica, CA            1,164,931             --        1,164,931        1,164,931
12366  SMBP 3000 Ocean Park Blvd       Santa Monica, CA              479,008             --          479,008          479,008
12367  SMBP 2900 31st Street           Santa Monica, CA              255,544             --          255,544          255,544
12368  SMBP 2950 31st Street           Santa Monica, CA              650,369             --          650,369          650,369
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
11494  Bridge Pointe IV                San Diego, CA                      --       2000           3-40
11501  The City - 3800 Chapman Blvd    Orange, CA                  1,612,975       1996           3-40
11571  Pasadena Financial              Pasadena, CA                2,021,979       1997           3-40
11581  Century Square                  Pasadena, CA                3,126,698       1997           3-40
11591  Brea Corporate Plaza            Brea, CA                      970,400       1997           3-40
11641  McKesson Building               Pasadena, CA                1,291,394       1997           3-40
11671  Arboretum Courtyard             Santa Monica, CA              847,331       1997           3-40
11691  Brea Financial Commons (120)    Brea, CA                      809,109       1997           3-40
11692  Brea Financial Commons (140)    Brea, CA                      572,007       1997           3-40
11711  Sepulveda Center                Los Angeles, CA             1,962,350       1997           3-40
11721  Brea Corporate Place (135)      Brea, CA                    1,883,207       1997           3-40
11722  Brea Corporate Place (145)      Brea, CA                    1,686,511       1997           3-40
11741  BPA - Land Site B (150)         Brea, CA                           --       1997           3-40
11742  BPA - Land Sites G & H          Brea, CA                           --       1997           3-40
11743  BPA - Land Site J               Brea, CA                           --       1997           3-40
11744  BPA - Land Sites L & M          Brea, CA                           --       1997           3-40
11781  790 Colorado                    Pasadena, CA                1,338,740       1997           3-40
11791  Tower Seventeen                 Irvine, CA                  3,429,428       1997           3-40
11811  Nobel Corporate Plaza           San Diego, CA               1,241,542       1997           3-40
11821  Pacific Ridge Corporate Centre  Carlsbad, CA                  540,782       1997           3-40
11921  East Hills Office Park          Anaheim, CA                   521,384       1997           3-40
11931  Stadium Towers Plaza            Anaheim, CA                 2,803,450       1997           3-40
11932  Stadium Towers - Retail         Anaheim, CA                        --       1997           3-40
11934  Stadium Towers Vacant Retail    Anaheim, CA                        --       1997           3-40
11941  Pacific Corporate Plaza         San Diego, CA                 715,910       1997           3-40
11951  Sorrento Tech I, II & III       San Diego, CA                 601,312       1997           3-40
11961  Westridge I                     San Diego, CA                 358,755       1997           3-40
11971  Centerpointe Irvine I           Irvine, CA                    294,472       1997           3-40
11972  Centerpointe Irvine II          Irvine, CA                         --       1997           3-40
11973  Centerpointe Irvine III         Irvine, CA                      8,341       1997           3-40
12061  Park Plaza                      San Diego, CA                 643,348       1997           3-40
12071  La Jolla Centre I               San Diego, CA               2,303,778       1997           3-40
12131  Stadium Towers II (Land)        Anaheim, CA                        --       1997           3-40
12132  Stadium Towers II - PS2         Anaheim, CA                        --       1997           3-40
12141  East Hills Land                 Anaheim, CA                        --       1997           3-40
12251  City Tower                      Orange, CA                  4,938,675       1998           3-40
12261  City Plaza                      Orange, CA                  2,872,136       1998           3-40
12271  Marina Business Center Bldg 1   Marina Del Rey, CA          1,616,880       1998           3-40
12281  Marina Business Center Bldg 2   Marina Del Rey, CA             15,780       1998           3-40
12282  Marina Business Center Bldg 3   Marina Del Rey, CA              6,329       1998           3-40
12283  Marina Business Center Bldg 4   Marina Del Rey, CA              4,419       1998           3-40
12291  Cerritos Towne Center I         Cerritos, CA                  577,062       1998           3-40
12292  Cerritos Towne Center II        Cerritos, CA                1,392,484       1998           3-40
12293  Cerritos Towne Center III       Cerritos, CA                1,283,048       1998           3-40
12294  Cerritos Towne Center IV        Cerritos, CA                  598,542       1998           3-40
12295  Cerritos Towne Center V         Cerritos, CA                  347,951       1998           3-40
12296  Cerritos Towne Center Admin     Cerritos, CA                       --       1998           3-40
12297  Cerritos Towne Center VII       Cerritos, CA                       --       1998           3-40
12331  2600 Michelson                  Irvine, CA                  3,901,789       1998           3-40
12341  18581 Teller                    Irvine, CA                    355,260       1998           3-40
12351  SMBP 3420 Ocean Park Blvd       Santa Monica, CA            7,038,323       1998           3-40
12352  SMBP 3340 Ocean Park Blvd       Santa Monica, CA              107,175       1998           3-40
12353  SMBP 3350 Ocean Park Blvd       Santa Monica, CA               52,069       1998           3-40
12354  SMBP 3330 Ocean Park Blvd       Santa Monica, CA               26,650       1998           3-40
12356  SMBP 3250 Ocean Park Blvd       Santa Monica, CA               40,842       1998           3-40
12361  SMBP 3200 Ocean Park Blvd       Santa Monica, CA                   --       1998           3-40
12362  SMBP 3150 Ocean Park Blvd       Santa Monica, CA                1,282       1998           3-40
12365  SMBP 3100 Ocean Park Blvd       Santa Monica, CA              317,709       1998           3-40
12366  SMBP 3000 Ocean Park Blvd       Santa Monica, CA               62,516       1998           3-40
12367  SMBP 2900 31st Street           Santa Monica, CA                   --       1998           3-40
12368  SMBP 2950 31st Street           Santa Monica, CA              140,493       1998           3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 2000

                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
12369  SMBP 2901 28th Street           Santa Monica, CA                    --             --               --
12371  SMBP 2850 Ocean Park Blvd       Santa Monica, CA             8,150,039      4,710,231       12,735,067
12372  Santa Monica Bus. Park ADMIN    Santa Monica, CA                    --             --               --
12373  Santa Monica Admin II           Santa Monica, CA                    --             --           16,959
12374  SMBP Expansion - East Campus    Santa Monica, CA                    --             --          154,931
12431  California Federal Land         Orange, CA                          --        130,102               --
12441  City North Land                 Orange, CA                          --      2,263,818          168,860
12451  City South Land                 Orange, CA                          --      1,115,732          170,502
12461  Ontario Gateway I               Ontario, CA                         --      1,402,128        3,790,939
12501  Ontario Corporate Center        Ontario, CA                         --      2,097,546        8,390,436
12511  Carlsbad Centerpointe           Carlsbad, CA                        --      4,776,886        1,166,801
12551  Ontario Gateway II              Ontario, CA                         --      1,328,829        3,579,153
12581  Oakbrook Plaza                  Laguna Hills, CA                    --      5,001,979       13,540,174
12591  Governor Executive Centre       San Diego, CA                       --      2,230,825        6,031,895
12611  Empire Corporate Center         Ontario, CA                         --      1,742,594        6,968,750
12631  HighPark Executive Centre       Mission Viejo, CA                   --      5,154,169          718,856
12661  Santa Monica Gateway            Santa Monica, CA                    --      1,866,685       15,450,800
12721  The Tower in Westwood           Los Angeles, CA                     --      5,809,652       52,268,373
                                                                 ------------   ------------   --------------
                                       Total                     $  8,150,039   $201,948,078   $  998,563,671
                                                                 ============   ============   ==============
       Pacific Northwest
20021  Federal Way Office Building     Federal Way, WA           $          0   $    297,202   $      765,990
20041  Bellevue Gateway I              Bellevue, WA                        --      4,203,004       10,623,529
20051  Bellevue Gateway II             Bellevue, WA                        --      1,723,224        6,430,022
20061  11040 Main Street Building      Bellevue, WA                        --      1,918,096        1,389,065
20181  North Creek Parkway Centre      Bothell, WA                         --      6,186,779       16,551,463
20211  Bellefield Office Park          Bellevue, WA                        --      6,573,539       29,829,459
20241  10700 Building                  Bellevue, WA                        --         24,384        4,668,923
20271  Kirkland 118 Commerce Center    Kirkland, WA                        --      1,195,205        2,948,035
20281  ABAM Building                   Federal Way, WA                     --      1,332,001        3,634,366
20311  Washington Park I               Federal Way, WA                     --      1,491,366        4,057,714
20312  Washington Park II              Federal Way, WA                     --        625,424          389,859
20321  Redmond Heights Tech Center     Redmond, WA                         --      3,136,545        9,324,393
20341  Southgate Office Plaza I        Renton, WA                          --      1,234,960       10,933,198
20342  Southgate Office Plaza II       Renton, WA                          --      1,678,521       15,172,632
20343  Southgate Office Plaza III      Renton, WA                          --      2,058,800          303,313
20351  Plaza Center                    Bellevue, WA                        --      8,118,890       72,519,863
20352  US Bank Plaza                   Bellevue, WA                        --             --               --
20353  Plaza Center Parking Garage     Bellevue, WA                        --             --               --
20371  Gateway 405 Building            Bellevue, WA                        --      1,331,101        3,592,591
20381  Eastgate Office Park            Bellevue, WA                        --     10,905,980       29,486,365
20391  Lincoln Executive Center I      Bellevue, WA                        --      4,318,887       11,676,991
20392  Lincoln Executive Center II     Bellevue, WA                        --      4,298,646       11,622,266
20393  Lincoln Executive Center III    Bellevue, WA                        --      3,620,984        9,790,069
20394  Lincoln Executive Center - A    Bellevue, WA                        --        985,969        2,665,767
20395  Lincoln Executive Center - B    Bellevue, WA                        --      1,172,503        3,170,102
20401  Quadrant Plaza                  Bellevue, WA                        --      3,351,763       30,115,558
20411  I-90 Bellevue I                 Bellevue, WA                        --      3,748,370       10,134,482
20412  I-90 Bellevue II                Bellevue, WA                        --      3,748,370       10,134,482
20431  NE 8th Street                   Bellevue, WA                        --     13,050,790        2,713,199
30001  Park 217 Phase I                Tigard, OR                          --      2,003,424        1,938,664
30011  Park 217 Phase II               Tigard, OR                          --        713,478        1,108,218
30021  Park 217 Phase III              Tigard, OR                          --         60,054           76,858
30022  Louis Building                  Tigard, OR                          --         42,162          207,246
30041  Swan Island                     Portland, OR                   710,763        369,011          456,445
30051  Columbia Commerce Park          Portland, OR                        --      2,397,116        5,381,220
30071  Nelson Business Center          Tigard, OR                          --      4,157,476        5,689,184
30081  Southwest Commerce Center       Tigard, OR                          --        614,545        1,189,636
30091  5550 Macadam Building           Portland, OR                        --        765,082        3,649,924
30101  Columbia Commerce Park IV       Portland, OR                        --        836,886        3,682,854
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
12369  SMBP 2901 28th Street           Santa Monica, CA               72,296             --           72,296           72,296
12371  SMBP 2850 Ocean Park Blvd       Santa Monica, CA            1,009,879      4,710,231       13,744,946       18,455,177
12372  Santa Monica Bus. Park ADMIN    Santa Monica, CA                  122             --              122              122
12373  Santa Monica Admin II           Santa Monica, CA            5,415,101             --        5,432,060        5,432,060
12374  SMBP Expansion - East Campus    Santa Monica, CA                   --             --          154,931          154,931
12431  California Federal Land         Orange, CA                         --        130,102               --          130,102
12441  City North Land                 Orange, CA                         --      2,263,818          168,860        2,432,678
12451  City South Land                 Orange, CA                         --      1,115,732          170,502        1,286,234
12461  Ontario Gateway I               Ontario, CA                   784,867      1,402,128        4,575,806        5,977,934
12501  Ontario Corporate Center        Ontario, CA                   481,672      2,097,546        8,872,108       10,969,654
12511  Carlsbad Centerpointe           Carlsbad, CA                       --      4,776,886        1,166,801        5,943,687
12551  Ontario Gateway II              Ontario, CA                    48,648      1,328,829        3,627,801        4,956,630
12581  Oakbrook Plaza                  Laguna Hills, CA              345,405      5,001,979       13,885,579       18,887,558
12591  Governor Executive Centre       San Diego, CA                 355,741      2,230,825        6,387,636        8,618,461
12611  Empire Corporate Center         Ontario, CA                 1,254,035      1,742,594        8,222,785        9,965,379
12631  HighPark Executive Centre       Mission Viejo, CA                  --      5,154,169          718,856        5,873,025
12661  Santa Monica Gateway            Santa Monica, CA                   --      1,866,685       15,450,800       17,317,485
12721  The Tower in Westwood           Los Angeles, CA                    --      5,809,652       52,268,373       58,078,025
                                                                ------------   ------------   --------------   --------------
                                       Total                    $ 92,219,156   $201,948,078   $1,090,782,827   $1,292,730,905
                                                                ============   ============   ==============   ==============
       Pacific Northwest
20021  Federal Way Office Building     Federal Way, WA          $    182,405   $    297,202   $      948,395   $    1,245,597
20041  Bellevue Gateway I              Bellevue, WA                  997,896      4,203,004       11,621,425       15,824,429
20051  Bellevue Gateway II             Bellevue, WA                  538,179      1,723,224        6,968,201        8,691,425
20061  11040 Main Street Building      Bellevue, WA                  771,886      1,918,096        2,160,951        4,079,047
20181  North Creek Parkway Centre      Bothell, WA                   610,681      6,186,779       17,162,144       23,348,923
20211  Bellefield Office Park          Bellevue, WA               10,669,204      6,573,539       40,498,663       47,072,202
20241  10700 Building                  Bellevue, WA                  485,899         24,384        5,154,822        5,179,206
20271  Kirkland 118 Commerce Center    Kirkland, WA                2,380,761      1,195,205        5,328,796        6,524,001
20281  ABAM Building                   Federal Way, WA               300,640      1,332,001        3,935,006        5,267,007
20311  Washington Park I               Federal Way, WA                64,515      1,491,366        4,122,229        5,613,595
20312  Washington Park II              Federal Way, WA                    --        625,424          389,859        1,015,283
20321  Redmond Heights Tech Center     Redmond, WA                   281,430      3,136,545        9,605,823       12,742,368
20341  Southgate Office Plaza I        Renton, WA                  2,331,734      1,234,960       13,264,932       14,499,892
20342  Southgate Office Plaza II       Renton, WA                         --      1,678,521       15,172,632       16,851,153
20343  Southgate Office Plaza III      Renton, WA                         --      2,058,800          303,313        2,362,113
20351  Plaza Center                    Bellevue, WA                5,041,410      8,118,890       77,561,273       85,680,163
20352  US Bank Plaza                   Bellevue, WA                1,484,244             --        1,484,244        1,484,244
20353  Plaza Center Parking Garage     Bellevue, WA                3,178,435             --        3,178,435        3,178,435
20371  Gateway 405 Building            Bellevue, WA                  245,246      1,331,101        3,837,837        5,168,938
20381  Eastgate Office Park            Bellevue, WA                1,540,262     10,905,980       31,026,627       41,932,607
20391  Lincoln Executive Center I      Bellevue, WA                  506,777      4,318,887       12,183,768       16,502,655
20392  Lincoln Executive Center II     Bellevue, WA                       --      4,298,646       11,622,266       15,920,912
20393  Lincoln Executive Center III    Bellevue, WA                  244,675      3,620,984       10,034,744       13,655,728
20394  Lincoln Executive Center - A    Bellevue, WA                  175,638        985,969        2,841,405        3,827,374
20395  Lincoln Executive Center - B    Bellevue, WA                   15,032      1,172,503        3,185,134        4,357,637
20401  Quadrant Plaza                  Bellevue, WA                   22,973      3,351,763       30,138,531       33,490,294
20411  I-90 Bellevue I                 Bellevue, WA                    9,698      3,748,370       10,144,180       13,892,550
20412  I-90 Bellevue II                Bellevue, WA                       --      3,748,370       10,134,482       13,882,852
20431  NE 8th Street                   Bellevue, WA                       --     13,050,790        2,713,199       15,763,989
30001  Park 217 Phase I                Tigard, OR                  1,274,564      2,003,424        3,213,228        5,216,652
30011  Park 217 Phase II               Tigard, OR                    682,449        713,478        1,790,667        2,504,145
30021  Park 217 Phase III              Tigard, OR                    157,752         60,054          234,610          294,664
30022  Louis Building                  Tigard, OR                     11,747         42,162          218,993          261,155
30041  Swan Island                     Portland, OR                  230,727        369,011          687,172        1,056,183
30051  Columbia Commerce Park          Portland, OR                  761,877      2,397,116        6,143,097        8,540,213
30071  Nelson Business Center          Tigard, OR                  1,582,862      4,157,476        7,272,046       11,429,522
30081  Southwest Commerce Center       Tigard, OR                    165,060        614,545        1,354,696        1,969,241
30091  5550 Macadam Building           Portland, OR                  392,377        765,082        4,042,301        4,807,383
30101  Columbia Commerce Park IV       Portland, OR                   37,876        836,886        3,720,730        4,557,616
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
12369  SMBP 2901 28th Street           Santa Monica, CA                   --       1998           3-40
12371  SMBP 2850 Ocean Park Blvd       Santa Monica, CA            1,085,150       1998           3-40
12372  Santa Monica Bus. Park ADMIN    Santa Monica, CA                   --       1998           3-40
12373  Santa Monica Admin II           Santa Monica, CA                   --       1998           3-40
12374  SMBP Expansion - East Campus    Santa Monica, CA                   --       1998           3-40
12431  California Federal Land         Orange, CA                         --       1998           3-40
12441  City North Land                 Orange, CA                         --       1998           3-40
12451  City South Land                 Orange, CA                         --       1998           3-40
12461  Ontario Gateway I               Ontario, CA                   436,719       1998           3-40
12501  Ontario Corporate Center        Ontario, CA                   703,214       1998           3-40
12511  Carlsbad Centerpointe           Carlsbad, CA                       --       1998           3-40
12551  Ontario Gateway II              Ontario, CA                   202,538       1998           3-40
12581  Oakbrook Plaza                  Laguna Hills, CA              654,135       1999           3-40
12591  Governor Executive Centre       San Diego, CA                 265,494       1999           3-40
12611  Empire Corporate Center         Ontario, CA                   265,327       1999           3-40
12631  HighPark Executive Centre       Mission Viejo, CA                  --       1999           3-40
12661  Santa Monica Gateway            Santa Monica, CA                   --       2000           3-40
12721  The Tower in Westwood           Los Angeles, CA               217,867       2000           3-40
                                                                ------------
                                       Total                    $ 85,147,055
                                                                ============
       Pacific Northwest
20021  Federal Way Office Building     Federal Way, WA          $    326,575       1989           3-40
20041  Bellevue Gateway I              Bellevue, WA                3,900,211       1985           3-40
20051  Bellevue Gateway II             Bellevue, WA                2,110,249       1988           3-40
20061  11040 Main Street Building      Bellevue, WA                  730,889       1990           3-40
20181  North Creek Parkway Centre      Bothell, WA                 1,827,535       1997           3-40
20211  Bellefield Office Park          Bellevue, WA                5,369,409       1995           3-40
20241  10700 Building                  Bellevue, WA                  660,937       1996           3-40
20271  Kirkland 118 Commerce Center    Kirkland, WA                  713,085       1997           3-40
20281  ABAM Building                   Federal Way, WA               308,480       1997           3-40
20311  Washington Park I               Federal Way, WA               345,750       1997           3-40
20312  Washington Park II              Federal Way, WA                    --       1997           3-40
20321  Redmond Heights Tech Center     Redmond, WA                   804,591       1997           3-40
20341  Southgate Office Plaza I        Renton, WA                  1,041,683       1997           3-40
20342  Southgate Office Plaza II       Renton, WA                  1,230,858       1997           3-40
20343  Southgate Office Plaza III      Renton, WA                         --       1997           3-40
20351  Plaza Center                    Bellevue, WA                6,180,826       1997           3-40
20352  US Bank Plaza                   Bellevue, WA                   68,620       1997           3-40
20353  Plaza Center Parking Garage     Bellevue, WA                   18,262       1997           3-40
20371  Gateway 405 Building            Bellevue, WA                  205,607       1997           3-40
20381  Eastgate Office Park            Bellevue, WA                1,381,028       1999           3-40
20391  Lincoln Executive Center I      Bellevue, WA                  364,515       1999           3-40
20392  Lincoln Executive Center II     Bellevue, WA                  314,760       1999           3-40
20393  Lincoln Executive Center III    Bellevue, WA                  300,617       1999           3-40
20394  Lincoln Executive Center - A    Bellevue, WA                   78,557       1999           3-40
20395  Lincoln Executive Center - B    Bellevue, WA                   87,859       1999           3-40
20401  Quadrant Plaza                  Bellevue, WA                  629,475       2000           3-40
20411  I-90 Bellevue I                 Bellevue, WA                  147,795       2000           3-40
20412  I-90 Bellevue II                Bellevue, WA                  147,795       2000           3-40
20431  NE 8th Street                   Bellevue, WA                  166,667       2000           3-40
30001  Park 217 Phase I                Tigard, OR                         --       1980           3-40
30011  Park 217 Phase II               Tigard, OR                         --       1981           3-40
30021  Park 217 Phase III              Tigard, OR                         --       1981           3-40
30022  Louis Building                  Tigard, OR                         --       1981           3-40
30041  Swan Island                     Portland, OR                       --       1978           3-40
30051  Columbia Commerce Park          Portland, OR                       --       1988           3-40
30071  Nelson Business Center          Tigard, OR                         --       1990           3-40
30081  Southwest Commerce Center       Tigard, OR                         --       1989           3-40
30091  5550 Macadam Building           Portland, OR                1,127,337       1990           3-40
30101  Columbia Commerce Park IV       Portland, OR                       --       1994           3-40

                                                                                 INITIAL COST
                                                                 --------------------------------------------
                                                                                                BUILDINGS &
                  PROJECT                     LOCATION           ENCUMBRANCES       LAND        IMPROVEMENTS
                  -------                     --------           ------------   ------------   --------------
30111  River Forum I & II              Portland, OR                        --      2,462,767       16,637,177
30121  4000 Kruse Way Place            Lake Oswego, OR                     --      2,785,451        7,911,320
30131  4004 Kruse Way Place            Lake Oswego, OR                     --        981,486        4,012,304
30141  Marine Drive Distribution Ctr   Portland, OR                        --      1,166,743        2,317,819
30151  Marine Drive Distrib. Ctr II    Portland, OR                        --        622,307        1,669,215
30162  Airport Way Commerce Park II    Portland, OR                        --        239,496            4,978
30171  4949 Meadows                    Lake Oswego, OR                     --      2,661,561       11,341,806
30181  Marine Drive Distrib. Ctr III   Portland, OR                        --      1,760,241        3,586,235
30191  RiverSide Centre (Oregon)       Portland, OR                        --             --        9,310,826
30201  158th Commerce Park             Portland, OR                        --      2,697,321        6,056,475
30211  Nimbus Corp Ctr - Ph I,II,III   Beaverton, OR                       --     17,750,006       53,160,364
30212  Nimbus Corporate Center Ph IV   Beaverton, OR                       --             --               --
30213  Nimbus Corporate Center Ph V    Beaverton, OR                       --             --               --
30231  Kelley Point Phase I            Portland, OR                        --      2,096,122       11,268,630
30232  Kelley Point Phase II           Portland, OR                        --      1,170,139        3,133,436
30233  Kelley Point Phase III          Portland, OR                        --      3,630,710          540,070
30241  One Pacific Square              Portland, OR                        --      3,612,427       32,258,089
30251  Wilsonville Business Ctr I      Wilsonville, OR                     --      7,329,493       18,246,108
30252  Wilsonville Business Ctr II     Wilsonville, OR                     --             --               --
30253  Wilsonville Business Ctr III    Wilsonville, OR                     --             --               --
30254  Wilsonville Business Ctr IV     Wilsonville, OR                     --             --               --
30255  Wilsonville Land                Wilsonville, OR                     --      3,007,221          360,095
30261  Kruse Way Plaza I               Lake Oswego, OR                     --      2,077,892        5,618,754
30262  Kruse Way Plaza II              Lake Oswego, OR                     --      2,062,788        5,576,918
30271  Kruse Woods I                   Lake Oswego, OR                     --      5,140,818       13,877,631
30272  Kruse Woods II                  Lake Oswego, OR                     --      5,300,771       14,311,996
30273  Kruse Woods III                 Lake Oswego, OR                     --      4,021,541       10,282,177
30274  Kruse Woods IV                  Lake Oswego, OR                     --      3,860,963       10,434,899
30275  4900 Meadows                    Lake Oswego, OR                     --      2,536,740        6,270,698
30276  5000 Meadows                    Lake Oswego, OR                     --      3,810,198        9,449,111
30277  Kruse Woods V                   Lake Oswego, OR                     --      4,611,862        2,750,658
30281  4800 Meadows                    Lake Oswego, OR                     --      1,838,615        9,367,796
30291  Kruse Oaks I                    Lake Oswego, OR                     --      3,242,956       11,980,710
30292  Kruse Oaks II                   Lake Oswego, OR                     --      3,962,473        1,023,753
30293  Kruse Oaks III                  Lake Oswego, OR                     --      3,702,880          995,181
30294  Kruse Oaks IV                   Lake Oswego, OR                     --      2,318,267          721,702
30301  Benjamin Franklin Plaza         Portland, OR                        --      5,009,308       45,084,342
30311  181st Commerce Park             Gresham, OR                         --      7,582,642        1,665,483
30321  One Lincoln Center              Portland, OR                        --      4,394,283       17,568,608
30322  Two Lincoln Center              Portland, OR                        --      2,883,089       11,514,992
30323  Three Lincoln Center            Portland, OR                        --      3,042,923       12,153,668
30324  Lincoln Tower                   Portland, OR                        --      7,118,145       28,430,085
30325  Five Lincoln Center             Portland, OR                        --      4,112,366       16,427,047
30326  Lincoln Plaza                   Portland, OR                        --        193,158          772,632
30327  Lincoln Building                Portland, OR                        --      1,986,624        7,946,500
40001  Key Financial Center            Boise, ID                           --        243,210        2,885,062
40011  Cole Road Warehouse             Boise, ID                      262,285        114,465           82,395
                                                                 ------------   ------------   --------------
                                       Total                     $    973,048   $243,433,005   $  767,031,690
                                                                 ============   ============   ==============
                                       Grand Total               $118,357,296   $951,452,800   $3,394,252,945
                                                                 ============   ============   ==============
                                                                   COSTS               GROSS AMOUNTS AT WHICH CARRIED
                                                                CAPITALIZED                  AT CLOSE OF PERIOD
                                                                 SUBSEQUENT    ----------------------------------------------
                                                                     TO                        BUILDINGS &
                  PROJECT                     LOCATION          ACQUISITION        LAND        IMPROVEMENTS        TOTAL
                  -------                     --------          ------------   ------------   --------------   --------------
30111  River Forum I & II              Portland, OR                1,345,034      2,462,767       17,982,211       20,444,978
30121  4000 Kruse Way Place            Lake Oswego, OR             1,850,238      2,785,451        9,761,558       12,547,009
30131  4004 Kruse Way Place            Lake Oswego, OR             1,450,773        981,486        5,463,077        6,444,563
30141  Marine Drive Distribution Ctr   Portland, OR                1,519,766      1,166,743        3,837,585        5,004,328
30151  Marine Drive Distrib. Ctr II    Portland, OR                  519,262        622,307        2,188,477        2,810,784
30162  Airport Way Commerce Park II    Portland, OR                       --        239,496            4,978          244,474
30171  4949 Meadows                    Lake Oswego, OR             3,223,433      2,661,561       14,565,239       17,226,800
30181  Marine Drive Distrib. Ctr III   Portland, OR                1,813,400      1,760,241        5,399,635        7,159,876
30191  RiverSide Centre (Oregon)       Portland, OR                  487,505             --        9,798,331        9,798,331
30201  158th Commerce Park             Portland, OR                5,769,898      2,697,321       11,826,373       14,523,694
30211  Nimbus Corp Ctr - Ph I,II,III   Beaverton, OR               3,384,665     17,750,006       56,545,029       74,295,035
30212  Nimbus Corporate Center Ph IV   Beaverton, OR                 470,112             --          470,112          470,112
30213  Nimbus Corporate Center Ph V    Beaverton, OR                 358,925             --          358,925          358,925
30231  Kelley Point Phase I            Portland, OR                  630,134      2,096,122       11,898,764       13,994,886
30232  Kelley Point Phase II           Portland, OR                  172,007      1,170,139        3,305,443        4,475,582
30233  Kelley Point Phase III          Portland, OR                  205,800      3,630,710          745,870        4,376,580
30241  One Pacific Square              Portland, OR                1,543,490      3,612,427       33,801,579       37,414,006
30251  Wilsonville Business Ctr I      Wilsonville, OR               265,542      7,329,493       18,511,650       25,841,143
30252  Wilsonville Business Ctr II     Wilsonville, OR                70,522             --           70,522           70,522
30253  Wilsonville Business Ctr III    Wilsonville, OR               187,277             --          187,277          187,277
30254  Wilsonville Business Ctr IV     Wilsonville, OR               228,749             --          228,749          228,749
30255  Wilsonville Land                Wilsonville, OR                    --      3,007,221          360,095        3,367,316
30261  Kruse Way Plaza I               Lake Oswego, OR               465,764      2,077,892        6,084,518        8,162,410
30262  Kruse Way Plaza II              Lake Oswego, OR               348,478      2,062,788        5,925,396        7,988,184
30271  Kruse Woods I                   Lake Oswego, OR               710,019      5,140,818       14,587,650       19,728,468
30272  Kruse Woods II                  Lake Oswego, OR             2,331,341      5,300,771       16,643,337       21,944,108
30273  Kruse Woods III                 Lake Oswego, OR               271,624      4,021,541       10,553,801       14,575,342
30274  Kruse Woods IV                  Lake Oswego, OR               274,617      3,860,963       10,709,516       14,570,479
30275  4900 Meadows                    Lake Oswego, OR               833,618      2,536,740        7,104,316        9,641,056
30276  5000 Meadows                    Lake Oswego, OR               269,560      3,810,198        9,718,671       13,528,869
30277  Kruse Woods V                   Lake Oswego, OR                    --      4,611,862        2,750,658        7,362,520
30281  4800 Meadows                    Lake Oswego, OR             1,479,994      1,838,615       10,847,790       12,686,405
30291  Kruse Oaks I                    Lake Oswego, OR               125,461      3,242,956       12,106,171       15,349,127
30292  Kruse Oaks II                   Lake Oswego, OR                    --      3,962,473        1,023,753        4,986,226
30293  Kruse Oaks III                  Lake Oswego, OR                    --      3,702,880          995,181        4,698,061
30294  Kruse Oaks IV                   Lake Oswego, OR                    --      2,318,267          721,702        3,039,969
30301  Benjamin Franklin Plaza         Portland, OR                2,369,326      5,009,308       47,453,668       52,462,976
30311  181st Commerce Park             Gresham, OR                        --      7,582,642        1,665,483        9,248,125
30321  One Lincoln Center              Portland, OR                       --      4,394,283       17,568,608       21,962,891
30322  Two Lincoln Center              Portland, OR                   32,692      2,883,089       11,547,684       14,430,773
30323  Three Lincoln Center            Portland, OR                   59,536      3,042,923       12,213,204       15,256,127
30324  Lincoln Tower                   Portland, OR                  188,774      7,118,145       28,618,859       35,737,004
30325  Five Lincoln Center             Portland, OR                   16,188      4,112,366       16,443,235       20,555,601
30326  Lincoln Plaza                   Portland, OR                       --        193,158          772,632          965,790
30327  Lincoln Building                Portland, OR                       --      1,986,624        7,946,500        9,933,124
40001  Key Financial Center            Boise, ID                   2,098,022        243,210        4,983,084        5,226,294
40011  Cole Road Warehouse             Boise, ID                     483,390        114,465          565,785          680,250
                                                                ------------   ------------   --------------   --------------
                                       Total                    $ 75,231,847   $243,433,005   $  842,263,537   $1,085,696,542
                                                                ============   ============   ==============   ==============
                                       Grand Total              $349,826,078   $951,452,800   $3,744,079,023   $4,695,531,823
                                                                ============   ============   ==============   ==============
                                                                                  DATE OF      DEPRECIABLE
                                                                ACCUMULATED    CONSTRUCTION/      LIVES
                  PROJECT                     LOCATION          DEPRECIATION     ACQUIRED        (YEARS)
                  -------                     --------          ------------   -------------   -----------
30111  River Forum I & II              Portland, OR                3,244,230       1994           3-40
30121  4000 Kruse Way Place            Lake Oswego, OR             1,660,952       1994           3-40
30131  4004 Kruse Way Place            Lake Oswego, OR             1,436,501       1995           3-40
30141  Marine Drive Distribution Ctr   Portland, OR                       --       1995           3-40
30151  Marine Drive Distrib. Ctr II    Portland, OR                       --       1996           3-40
30162  Airport Way Commerce Park II    Portland, OR                       --       1996           3-40
30171  4949 Meadows                    Lake Oswego, OR             1,913,764       1996           3-40
30181  Marine Drive Distrib. Ctr III   Portland, OR                       --       1996           3-40
30191  RiverSide Centre (Oregon)       Portland, OR                  981,270       1997           3-40
30201  158th Commerce Park             Portland, OR                       --       1997           3-40
30211  Nimbus Corp Ctr - Ph I,II,III   Beaverton, OR               5,267,345       1997           3-40
30212  Nimbus Corporate Center Ph IV   Beaverton, OR                 329,264       1997           3-40
30213  Nimbus Corporate Center Ph V    Beaverton, OR                  71,597       1997           3-40
30231  Kelley Point Phase I            Portland, OR                       --       1997           3-40
30232  Kelley Point Phase II           Portland, OR                       --       1999           3-40
30233  Kelley Point Phase III          Portland, OR                       --       1999           3-40
30241  One Pacific Square              Portland, OR                2,658,242       1997           3-40
30251  Wilsonville Business Ctr I      Wilsonville, OR                    --       1997           3-40
30252  Wilsonville Business Ctr II     Wilsonville, OR                    --       1997           3-40
30253  Wilsonville Business Ctr III    Wilsonville, OR                    --       1997           3-40
30254  Wilsonville Business Ctr IV     Wilsonville, OR                    --       1997           3-40
30255  Wilsonville Land                Wilsonville, OR                    --       1997           3-40
30261  Kruse Way Plaza I               Lake Oswego, OR               542,608       1997           3-40
30262  Kruse Way Plaza II              Lake Oswego, OR               497,459       1997           3-40
30271  Kruse Woods I                   Lake Oswego, OR             1,187,570       1997           3-40
30272  Kruse Woods II                  Lake Oswego, OR             1,327,994       1997           3-40
30273  Kruse Woods III                 Lake Oswego, OR               924,315       1997           3-40
30274  Kruse Woods IV                  Lake Oswego, OR               813,643       1997           3-40
30275  4900 Meadows                    Lake Oswego, OR               615,909       1997           3-40
30276  5000 Meadows                    Lake Oswego, OR               783,075       1997           3-40
30277  Kruse Woods V                   Lake Oswego, OR                    --       1997           3-40
30281  4800 Meadows                    Lake Oswego, OR               871,347       1997           3-40
30291  Kruse Oaks I                    Lake Oswego, OR                    --       1998           3-40
30292  Kruse Oaks II                   Lake Oswego, OR                    --       1998           3-40
30293  Kruse Oaks III                  Lake Oswego, OR                    --       1998           3-40
30294  Kruse Oaks IV                   Lake Oswego, OR                    --       1998           3-40
30301  Benjamin Franklin Plaza         Portland, OR                3,669,721       1998           3-40
30311  181st Commerce Park             Gresham, OR                        --       1998           3-40
30321  One Lincoln Center              Portland, OR                  109,804       2000           3-40
30322  Two Lincoln Center              Portland, OR                   73,660       2000           3-40
30323  Three Lincoln Center            Portland, OR                   75,960       2000           3-40
30324  Lincoln Tower                   Portland, OR                  179,401       2000           3-40
30325  Five Lincoln Center             Portland, OR                  102,669       2000           3-40
30326  Lincoln Plaza                   Portland, OR                    4,829       2000           3-40
30327  Lincoln Building                Portland, OR                   49,666       2000           3-40
40001  Key Financial Center            Boise, ID                          --       1977           3-40
40011  Cole Road Warehouse             Boise, ID                          --       1976           3-40
                                                                ------------
                                       Total                    $ 59,982,767
                                                                ============
                                       Grand Total              $375,761,473
                                                                ============

        REAL ESTATE AND ACCUMULATED DEPRECIATION SUMMARY

        A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                   2000              1999               1998
                                               -----------       -----------       -----------
REAL ESTATE:
  Balance at beginning of year                 $ 4,385,549       $ 4,154,737       $ 2,980,897
    Acquisition of properties and limited
      partners' interest                           337,912           359,827         1,141,633
    Improvements                                   276,731           191,407           137,659
    Cost of real estate disposed of               (270,414)         (141,828)          (18,549)
    Property held for disposition                  (21,518)         (172,770)          (75,556)
    Disposition of and write-off of fully
      depreciated property                         (12,729)           (5,824)          (11,347)
                                               -----------       -----------       -----------
  Balance at end of year                       $ 4,695,531       $ 4,385,549       $ 4,154,737
                                               ============      ===========       ===========

ACCUMULATED DEPRECIATION:
  Balance at beginning of year                 $   316,240       $   240,778       $   169,051
    Depreciation expense                           118,072           101,636            87,638
    Disposal of property                           (24,795)           (2,626)           (2,152)
    Property held for disposition                  (21,027)          (17,724)           (2,412)
    Disposition of and write-off of fully
      depreciated property                         (12,729)           (5,824)          (11,347)
                                               -----------       -----------       -----------
  Balance at end of year                       $   375,761       $   316,240       $   240,778
                                               ============      ===========       ===========

        The aggregate cost for federal income tax purposes of real estate as of December 31, 2000, was $4,199,013.

    SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPIEKER PROPERTIES, INC. and SPIEKER
                                       PROPERTIES, L.P.
                                       (Registrant)

Dated: March 23, 2001                  /s/ Warren E. Spieker, Jr.
                                       -----------------------------------------
                                       Warren E. Spieker, Jr.
                                       Chairman of the Board



Dated: March 23, 2001                  /s/ Dennis E. Singleton
                                       -----------------------------------------
                                       Dennis E. Singleton
                                       Vice Chairman of the Board


Dated: March 23, 2001                  /s/ John K. French
                                       -----------------------------------------
                                       John K. French
                                       Vice Chairman of the Board


Dated: March 23, 2001                  /s/ John A. Foster
                                       -----------------------------------------
                                       John A. Foster
                                       Co-Chief Executive Officer



Dated: March 23, 2001                  /s/ Craig G. Vought
                                       -----------------------------------------
                                       Craig G. Vought
                                       Co-Chief Executive Officer



Dated: March 23, 2001                  /s/ Stuart A. Rothstein
                                       -----------------------------------------
                                       Stuart A. Rothstein
                                       Chief Financial Officer



Dated: March 23, 2001                  /s/ Harold M. Messmer
                                       -----------------------------------------
                                       Harold M. Messmer
                                       Director



Dated: March 23, 2001                  /s/ Cary D. Anderson
                                       -----------------------------------------
                                       Cary D. Anderson
                                       Vice President and Principal Accounting
                                       Officer

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 23rd day of March, 2001.

                                       SPIEKER PROPERTIES, INC. and SPIEKER
                                       PROPERTIES, L.P.



                                       By: /s/ Cary D. Anderson
                                          --------------------------------------
                                          Cary D. Anderson
                                          Vice President and Principal
                                          Accounting Officer

                EXHIBITS (enclosed attachments are sequentially numbered)
                ----------------------------------------------------------------
 3.1            Articles of Incorporation of Spieker Properties, Inc. (1)

 3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s
                Report on Form 10-K for the year ended December 31, 1996)

 3.2 Amended and Restated Bylaws of Spieker Properties, Inc., amended and reinstated through March 8, 2000 (incorporated by reference to Exhibit 3.2 to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1999)

 3.3            Articles Supplementary of Spieker Properties, Inc. for the
                Series A Preferred Stock (incorporated by reference to Exhibit
                4.2 to Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31, 1994)

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

 3.8            Articles Supplementary of Spieker Properties, Inc. for the
                Series D Preferred Stock (incorporated by reference to Exhibit
                3.8 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

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

 4.4            Investor Rights Agreement relating to Series A Preferred Stock
                (incorporated by reference to Exhibit 4.3 to Spieker Properties,
                Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

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

(1) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

                EXHIBITS (enclosed attachments are sequentially numbered)
                ----------------------------------------------------------------
 4.14           Fifth Supplemental Indenture relating to the Medium Term Note
                Program and Forms of Medium Term Notes (incorporated by
                reference to Exhibit 4.1 to Spieker Properties, Inc.'s Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1996)

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

 4.23 Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007 (incorporated by reference to Exhibit 4.15 to Spieker
                Properties, Inc.'s Registration Statement on Form S-3 (File No.
                333-51269))

 4.24           Fifteenth Supplemental Indenture relating to the 6.8% Notes Due
                2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current report on Form
                8-K dated May 11, 1999)

 4.25           Sixteenth Supplemental Indenture relating to the 7.65% Notes Due
                December 15, 2010, including a specimen of such Note

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

10.3            First Amended and Restated Credit Agreement among Spieker
                Properties, L.P., as borrower, Wells Fargo Bank, as Agent,
                Morgan Guaranty Trust Company of New York, as Documentation
                Agent, and the lenders named therein, dated as of November 14,
                2000

10.4            Intentionally omitted

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

(1) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

                EXHIBITS (enclosed attachments are sequentially numbered)
                ----------------------------------------------------------------

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

10.12           Second Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 3.1 to Spieker Properties, L.P.'s Report on
                Form 10-Q/A for the quarterly period ended June 30, 1998)

10.13           Third Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.13 to Spieker Properties, Inc.'s Annual
                Report on Form 10-K for the year ended December 31, 1998)

10.14           Fourth Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P.

10.15*          Spieker Properties, Inc. Special Severance Policy effective
                August 7, 1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s
                Annual Report on Form 10-K for the year ended December 31, 1997)

23.1            Consent of Independent Public Accountants (filed herewith)

----------

*       Indicates management contract or compensatory plan or arrangement.