Form 10-K/A
period 2000-12-31
SPIEKER PROPERTIES INC
filed 2001-06-06
CIK 911361

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

As of December 31, 2000, we owned 37.7 million square feet of commercial real estate, which was 97.4% occupied. The portfolio mix consists of 24.9 million square feet of office property and 12.8 million square feet of industrial property. We acquired six office properties totaling 1.5 million square feet and completed the development of thirteen office properties totaling 1.9 million square feet and one industrial property totaling 0.1 million square feet. Further information relating to our acquistions and completed developments can be found under "Investment Activity" in this document. In the development pipeline at year-end, we had six office and one industrial properties totaling
1.7 million square feet, which were 69.0% preleased. Five of the seven properties in the development pipeline, or 88.4% of the square footage under development, will begin to generate revenue during 2001. These properties will be completed and occupied at various dates throughout the year, and in varying incremental square feed, therefore a full 12 months of revenue may not be recognized on each property.

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

At December 31, 2000, 22.3% of all leases in-place were scheduled to expire during 2001 and 68.0% of all leases in-place were scheduled to expire over the next four years. We expect to continue to capitalize on embedded rent growth, measured as the difference between existing in-place rents and current market rents, as these leases and future leases expire and as the spaces are either renewed or re-leased. There can be no assurances, however that as market conditions change rents in the future, that we will be able to realize all of the embedded rent growth.

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

RECENT DEVELOPMENTS

On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of the Operating Partnership with and into EOP Partnership.

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

The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the Operating Partnership with and into EOP Partnership, to the extent necessary, by the partners of EOP Partnership and of the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.

The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.


On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker intends to continue vigorously defending the lawsuit.

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

                          Summary Financial Information
                (amounts in thousands, except per share amounts)
                             Year Ended December 31,

                                                       2000             1999             1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
OPERATING DATA:
Revenues                                            $   753,836      $   643,829      $   561,097      $   331,313      $   200,699
Income from operations before disposition of
  real estate and minority interests                    239,863          195,516          163,924          110,134           65,764
Net income                                              333,464          220,151          159,665          115,004           64,190
Net income available to Common Stockholders             300,195          187,322          130,431           99,890           52,051
Net income per share of Common Stock(1)
  - Basic                                                  4.59             2.93             2.10             2.07             1.51
Net income per share of Common Stock(1)
  - Diluted                                                4.45             2.89             2.07             2.04             1.50

Dividends and distributions per share:
  Series A Preferred Stock                                 3.41             2.98             2.80             2.41             2.10
  Series B Preferred Stock                                 2.36             2.36             2.36             2.36             2.36
  Series C Preferred Stock                                 1.97             1.97             1.97             0.44               --
  Series E Preferred Stock                                 2.00             2.00             1.15               --               --
  Common Stock                                             2.80             2.44             2.29             2.09             1.77
  Class B Common Stock(2)                                    --               --             2.10             2.50             2.23
  Class C Common Stock(2)                                    --               --             2.32             2.02             1.77

BALANCE SHEET DATA:
Investments in real estate (before accumulated
  depreciation)                                     $ 4,704,358      $ 4,404,274      $ 4,182,806      $ 3,252,572      $ 1,447,173
Net investments in real estate                        4,328,597        4,088,034        3,942,028        3,083,521        1,319,472
Total assets                                          4,528,288        4,268,485        4,056,870        3,242,934        1,390,314
Mortgage loans                                           56,738           97,331          110,698           96,502           45,997
Unsecured debt                                        1,998,119        1,899,512        1,736,500        1,335,000          674,000
Total debt                                            2,054,857        1,996,843        1,847,198        1,431,502          719,997
Stockholders' equity                                  1,940,057        1,793,445        1,723,462        1,493,828          563,928

OTHER DATA:
Funds from Operations(3)                            $   329,259      $   258,828      $   215,064      $   147,912      $    93,293
Cash flow provided (used) by:
  Operating activities                                  377,132          321,005          287,860          191,450          112,581
  Investing activities                                 (209,979)        (211,495)        (780,373)      (1,697,885)        (387,567)
  Financing activities                                 (171,247)         (97,312)         474,801        1,499,727          296,749
Ratio of earnings to combined fixed charges and
 preferred distributions                                   1.97             1.74             1.65             2.05             1.97
Total rentable square footage of properties at
  end of period                                          37,715           40,659           40,843           34,543           21,430
Occupancy rate at end of period                            97.4%            96.3%            96.4%            94.5%            96.6%


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

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In accordance with this NAREIT Bulletin, we restated the 1996 data to reflect the new NAREIT definition except that we eliminate straight-line rent from the calculation. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds from Operations in accordance with standards established by NAREIT except that we eliminate straight-line rent from the calculation, which may not be comparable to Funds from Operations reported by other REITs that interpret the current NAREIT definition differently than we do. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

                                                       2000             1999             1998             1997             1996
                                                    -----------      -----------      -----------      -----------      -----------
Income from operations before disposition
 of real estate and minority interests:             $   239,863      $   195,516      $   163,924     $   110,134      $  65,764
Less
 Dividends on Series B Preferred Stock:                 (10,041)         (10,041)         (10,041)        (10,041)       (10,041)
 Dividends on Series C Preferred Stock:                 (11,813)         (11,813)         (11,813)         (2,658)            --
 Dividends on Series E Preferred Stock:                  (8,000)          (8,000)          (4,600)             --             --
 Distributions on Preferred Operating
 Partnership Units                                       (5,766)          (7,904)          (8,542)           (402)            --
                                                    -----------      -----------      ------------     -----------      ----------
    Income for Operations after preferred
    dividends and distributions                         204,243          157,758          128,928           97,033          55,723
Add:
 Depreciation and amortization                          136,360          110,003           93,512           57,172          37,040
 Other, net(a)                                            1,866            1,262              112              747             303
                                                    -----------      -----------      ------------     -----------      ----------
Funds from Operations before Straight-line rent         342,469          269,023          222,552          149,952          93,066
 Straight-line rent                                     (13,210)         (10,195)          (7,488)          (2,040)            227
                                                    -----------      -----------      ------------     -----------      ----------
Funds from Operations                               $   329,259      $   258,828      $   215,064      $   147,912       $  93,293
                                                    ===========      ===========      ============     ===========      ==========

(a) Primarily includes our share of funds from operations from Spieker Griffin/W9 Associates, L.L.C., an unconsolidated joint venture. Further discussion of this joint venture can be found under "Investments in Affiliates" in our notes to consolidated financial statement.

Refer to "Funds From Operations" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

RECENT DEVELOPMENTS


On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of the Operating Partnership with and into EOP Partnership.


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


The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the Operating Partnership with and into EOP Partnership, to the extent necessary, by the partners of EOP Partnership and of the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.


The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.


On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker intends to continue vigorously defending the lawsuit.

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

                                               Year Ended December 31,
Property Operating Expenses        -------------------------------------------
(exclusive of depreciation                                       Change
and amortization which is                                 -------------------
shown separately below)             2000        1999          $           %
---------------------------        ------      ------      ------       ------
    Rental Expenses                $162.8      $144.8      $ 18.0        12.4%
    Real Estate Taxes                51.5        47.9         3.6         7.5
                                   ------      ------      ------       -----
                                   $214.3      $192.7      $ 21.6        11.2%
                                   ======      ======      ======       =====


                                                     Year Ended December 31,
Property Operating Expenses               ----------------------------------------------
(exclusive of depreciation                                                Change
and amortization which is                                          --------------------
shown separately below)                   2000         1999          $             %
---------------------------              ------       ------       ------        ------
    1999 Core Portfolio                  $184.6       $173.8       $ 10.8           6.2%
    1999 Acquisitions                       5.6          2.7          2.9         107.4
    2000 Acquisitions                       6.1           --          6.1            --
    Developments                           13.0          6.0          7.0         116.7
    Dispositions                            5.0         10.2         (5.2)        (51.0)
                                         ------       ------       ------        ------
                                         $214.3       $192.7       $ 21.6          11.2%
                                         ======       ======       ======        ======
Property Operating Expenses as % of
  Rental Revenues                          28.8%        30.2%
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

                                             Year Ended December 31,
Property Operating Expenses      -----------------------------------------------
(exclusive of depreciation                                         Change
and amortization which is                                  ---------------------
shown separately below)           1999         1998           $              %
---------------------------      -------      -------      -------       -------
    Rental Expenses              $ 144.8      $ 124.8      $  20.0          16.0%
    Real Estate Taxes               47.9         42.2          5.7          13.5
                                 -------      -------      -------       -------
                                 $ 192.7      $ 167.0      $  25.7          15.4%
                                 =======      =======      =======       =======




                                                      Year Ended December 31,
Property Operating Expenses              --------------------------------------------------
(exclusive of depreciation                                                   Change
and amortization which is                                            ----------------------
shown separately below)                   1999          1998            $              %
---------------------------              -------       -------       -------        -------
    1998 Core Portfolio                  $ 128.3       $ 121.7       $   6.6            5.4%
    1998 Acquisitions                       44.9          36.2           8.7           24.0
    1999 Acquisitions                        2.7            --           2.7             --
    Developments                            14.1           5.9           8.2          139.0
    Dispositions                             2.7           3.2          (0.5)         (15.6)
                                         -------       -------       -------        -------
                                         $ 192.7       $ 167.0       $  25.7           15.4%
                                         =======       =======       =======        =======
Property Operating Expenses as % of
  Rental Revenues                           30.2%         30.8%
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

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In accordance with this NAREIT Bulletin, we restated the 1996 data to reflect the new NAREIT definition except that we eliminate straight-line rent from the calculation. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds from Operations in accordance with standards established by NAREIT except that we eliminate straight-line rent from the calculation, which may not be comparable to Funds from Operations reported by other REITs that interpret the current NAREIT definition differently than we do. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The tables below set forth our calculation of Funds from Operations for 2000 and 1999.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                                   2000 Quarter Ended
                                                               -----------------------------------------------------    Year Ended
                                                               March 31,    June 30,     September 30,   December 31,   December 31,
                                                               --------     --------     ------------    -----------    -----------
Income from operations before disposition
   of real estate and minority interests:                      $ 53,257     $ 61,336       $ 63,963       $ 61,305       $ 239,863
Less:
   Dividends on Series B Preferred Stock                         (2,510)      (2,510)        (2,510)        (2,510)        (10,041)
   Dividends on Series C Preferred Stock                         (2,953)      (2,953)        (2,953)        (2,953)        (11,813)
   Dividends on Series E Preferred Stock                         (2,000)      (2,000)        (2,000)        (2,000)         (8,000)
   Distributions on Preferred Operating Partnership Units        (1,441)      (1,441)        (1,441)        (1,441)         (5,766)
                                                               --------     --------       --------       --------       ---------
     Income from Operations after preferred
       dividends and distributions                               44,353       52,432         55,059         52,401         204,243

Add:
   Depreciation and amortization                                 30,064       31,059         33,003         42,229         136,360
   Other, net(1)                                                    422          607            531            305           1,866
                                                               --------     --------       --------       --------       ---------

Funds from Operations before Straight-line rent                  74,839       84,098         88,593         94,935         342,469
   Straight-line rent                                            (2,420)      (3,487)        (3,317)        (3,986)        (13,210)
                                                               --------     --------       --------       --------       ---------
Funds from Operations                                          $ 72,419     $ 80,611       $ 85,276       $ 90,949       $ 329,259
                                                               --------     --------       --------       --------       ---------

(1) Primarily includes our share of funds from operations from Spieker Griffin/W9 Associates, L.L.C., an unconsolidated joint venture. Further discussion of this joint venture can be found under "Investments in Affiliates" in our notes to consolidated financial statement.




                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                                   1999 Quarter Ended
                                                               -----------------------------------------------------    Year Ended
                                                               March 31,    June 30,     September 30,   December 31,   December 31,
                                                               --------     --------     ------------    -----------    -----------
Income from operations before disposition
   of real estate and minority interests:                      $ 47,594     $ 48,716       $ 47,954       $ 51,252       $ 195,516
Less:
   Dividends on Series B Preferred Stock                         (2,510)      (2,510)        (2,510)        (2,510)        (10,041)
   Dividends on Series C Preferred Stock                         (2,953)      (2,953)        (2,953)        (2,953)        (11,813)
   Dividends on Series E Preferred Stock                         (2,000)      (2,000)        (2,000)        (2,000)         (8,000)
   Distributions on Preferred Operating Partnership Units        (2,527)      (2,397)        (1,538)        (1,441)         (7,904)
                                                               --------     --------       ----------    ---------       ---------

     Income from Operations after preferred
       dividends and distributions                               37,604       38,856         38,953         42,348         157,758

Add:
   Depreciation and amortization                                 25,102       26,727         28,981         29,191         110,003
   Other, net(1)                                                     38          289            153            780           1,262
                                                               --------     --------       ----------    ---------       ---------

Funds from Operations before Straight-line rent                  62,744       65,872         68,087         72,319         269,023
   Straight-line rent                                            (2,548)      (2,675)        (2,345)        (2,626)        (10,195)
                                                               --------     --------       ----------    ---------       ---------
Funds from Operations                                          $ 60,196     $ 63,197       $ 65,742       $ 69,693       $ 258,828
                                                               --------     --------       ----------    ---------       ---------

(1) Primarily includes our share of funds from operations from Spieker Griffin/W9 Associates, L.L.C., an unconsolidated joint venture. Further discussion of this joint venture can be found under "Investments in Affiliates" in our notes to consolidated financial statement.

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


                           SUMMARY COMPENSATION TABLE

                                                 Annual Cash Compensation                        Long-Term Compensation
                                   ---------------------------------------------    -----------------------------------------------
                                                                                    Restricted
                                                                                      Stock            Stock        All Other
Name and Principal Position(1)     Year     Salary($)      Bonus        Total($)     Awards($)       Options(#)  Compensation($)(6)
------------------------------     ----     ---------     --------    ----------    ----------       ----------  ------------------
John A. Foster                     2000     $250,000      $950,000    $1,200,000     $600,042          50,000        $  6,406
Co-Chief Executive                 1999      225,000       525,000       750,000      400,011          50,000          25,906
Officer(2)                         1998      200,000       200,000       400,000      400,023          60,000           6,406

Craig G. Vought                    2000      250,000       950,000     1,200,000      600,042          50,000           6,576
Co-Chief Executive                 1999      225,000       525,000       750,000      400,011          50,000          50,076
Officer(3)                         1998      225,000       175,000       400,000      400,023          60,000           6,576

Joseph D. Russell, Jr.             2000      200,000       650,000       850,000      400,045          30,000           5,000
President, Silicon Valley          1999      170,000       532,283       702,283      200,005          30,000          15,500
Region(4)                          1998      150,000       187,500       337,500      427,073          40,000           5,000

Peter H. Schnugg                   2000      200,000       620,000       820,000      200,047          30,000           6,974
President, East Bay/Sacramento     1999      180,000       421,058       601,058           --          20,000          12,974
Region(4)                          1998      175,000       218,750       393,750      189,492          40,000           6,974

Stuart A. Rothstein                2000      200,000       550,000       750,000      200,047          30,000         108,254(7)
Chief Financial Officer(5)         1999      150,000       295,000       445,000      200,005          15,000          12,500
                                   1998      135,000       175,000       310,000           --          25,000           5,000

James C. Eddy                      2000      200,000       488,816       688,816      114,547          30,000           6,974
President, Pacific Northwest       1999      160,000       368,046       528,046           --          25,000          11,000
Region(4)                          1998      150,000       187,500       337,500       86,063          40,000           6,974



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

 4.11           Investor's Rights Agreement relating to Class B Common Stock
                (incorporated by reference to Exhibit 4.3 to Spieker Properties,
                Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

 4.12           Class C Common Stock Purchase Agreement (2)

 4.13           Investor's Rights Agreement relating to Class C Common Stock (2)



--------

*       Indicates management contract or compensatory plan or arrangement.


**      Previously filed.


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

 4.25**         Sixteenth Supplemental Indenture relating to the 7.65% Notes Due
                December 15, 2010, including a specimen of such Note

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

10.3**          First Amended and Restated Credit Agreement among Spieker
                Properties, L.P., as borrower, Wells Fargo Bank, as Agent,
                Morgan Guaranty Trust Company of New York, as Documentation
                Agent, and the lenders named therein, dated as of November 14,
                2000

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


**      Previously filed.


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

10.14**         Fourth Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P.

10.15* **       Spieker Properties, Inc. Special Severance Policy effective
                August 7, 1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001

12.1            Computation of Ratio of Earnings to Combined Fixed Charges and
                Preferred Dividends

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s
                Annual Report on Form 10-K for the year ended December 31, 1997)

23.1            Consent of Independent Public Accountants (filed herewith)


----------

*       Indicates management contract or compensatory plan or arrangement.
**      Previously filed.

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

        Expenditures for maintenance and repairs are charged to operations as incurred including planned major maintenance activities such as painting, paving, HVAC and roofing costs. We capitalize costs to be incurred and do not accrue in advance of planned major maintenance activity. Significant renovations or betterments, which extend the economic useful life of assets, are capitalized.

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

        Land Held for Investment

        Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of December 31, 2000, were approximately $21,700.

        Property Held for Disposition

        We include in property held for disposition certain properties that do not have a strategic fit and which management has decided to sell. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress, less any direct assessments and the accumulated depreciation. Property held for disposition is stated at lower of cost or estimated fair value less costs to sell.

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

        Net Income Per Share of Common Stock

        Net income per share of common stock are as follows:

                                               Years ended December 31,
                                      --------------------------------------------
                                          2000             1999             1998
                                         --------        --------         --------
Net income available to common
 stockholders - Basic                      300,000         187,322          130,431
Series A Preferred Dividends                 3,415             743               --
                                      ------------     -----------       ----------

Net income available to common
 stockholders - Diluted                    303,610         188,065          130,431

Weighted average shares:
 Basic                                  65,401,668      63,984,711       62,113,712
 Stock options                           1,545,146         693,826          764,283
 Series A Preferred Shares               1,219,512         304,878               --
                                       -----------     -----------      -----------
 Diluted                                68,166,326      64,983,415       62,877,995
                                       ===========     ===========      ===========
Net income per share of common stock:
  Basic                                $      4.59     $      2.93      $      2.10
  Diluted                              $      4.45     $      2.89      $      2.07

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


                                       2000           1999           1998
                                     --------       --------       --------
Rental Revenues                      $ 34,012       $ 30,728       $ 26,191
Property Operating Expenses(1)         (7,140)        (6,457)        (5,202)
                                     --------       --------       --------
   Net Operating Income                26,872         24,271         20,989
Depreciation and Amortization          (6,035)        (6,853)        (5,886)
Interest                                 (417)          (417)          (417)
                                     --------       --------       --------
Adjusted Net Operating Income        $ 20,420       $ 17,001       $ 14,686
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

        For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998 respectively: dividend yield of 6.0%, 6.1% and 6.6%; expected volatility of 43.5%, 19.3% and 18.1%; expected lives of five, ten and six years; and risk-free interest rates of 5.0%, 5.8% and 4.6%. Based on these assumptions, the weighted average fair value of options granted would be calculated as $11.86, $4.70 and $3.36 in 2000, 1999, and 1998, respectively.

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

        Certain environmental matters have been identified at twelve of our properties. A summary of the matters is as follows:

        - For five of the properties, third parties have assumed the remediation liabilities and have been paying for all remediation costs and/or have indemnified us with respect to the remediation costs for these properties. We estimate based upon currently available information that the costs to remediate the environmental matters at these five properties are approximately $4,000. The costs are projected to be paid over periods of up to 20 years. We have not recorded any liability related to the remediation costs as these costs have been, and we believe will continue to be, paid by the third parties.

        - With respect to one property, an environmental matter was identified adjacent to that property. No contamination has been identified on our property that we believe will require remediation and therefore we believe we have no environmental liability with respect to this property. In addition, we believe that if an environmental liability were identified at our property, third parties associated with the adjacent property would be held responsible.

        - Soil and ground water contamination was found at two of our properties. The contamination at one of the properties was remediated at a cost of approximately $250 and we believe that the remediation with respect to that property has been completed. The remediation cost at the other property is estimated to be approximately $1,300. The cost is estimated to be paid over a 10-year period. A third party is currently paying for the remediation at this property. We have not recorded any liability related to the remediation costs of this property as these costs have been, and we believe will continue to be, paid by the third party.

        - For four of the properties, the extent of the contamination and required remediation, if any, and the allocation of liability among potential responsible parties has not yet been finalized. We estimate based upon currently available information that the costs to remediate the environmental matters at these four properties range from approximately $2,200 to $3,300. We are not able to estimate the periods over which these costs will be incurred. We have recorded a liability of approximately $1,100 related to these four environmental matters based upon our estimated remediation costs and our estimated portion of the remediation liability.


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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPIEKER PROPERTIES, INC.


Dated: June 6, 2001
                                       By: /s/ Stuart A. Rothstein
                                          --------------------------------------
                                       Name:  Stuart A. Rothstein
                                       Title: Chief Financial Officer

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

 4.11           Investor's Rights Agreement relating to Class B Common Stock
                (incorporated by reference to Exhibit 4.3 to Spieker Properties,
                Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

 4.12           Class C Common Stock Purchase Agreement (2)

 4.13           Investor's Rights Agreement relating to Class C Common Stock (2)



--------

*       Indicates management contract or compensatory plan or arrangement.

**      Previously filed.


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

 4.25**         Sixteenth Supplemental Indenture relating to the 7.65% Notes Due
                December 15, 2010, including a specimen of such Note

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

10.3**          First Amended and Restated Credit Agreement among Spieker
                Properties, L.P., as borrower, Wells Fargo Bank, as Agent,
                Morgan Guaranty Trust Company of New York, as Documentation
                Agent, and the lenders named therein, dated as of November 14,
                2000

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

**      Previously filed.


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

10.14**         Fourth Amendment to Second Amended and Restated Agreement of
                Limited Partnership of Spieker Properties, L.P.

10.15* **       Spieker Properties, Inc. Special Severance Policy effective
                August 7, 1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001

12.1            Computation of Ratio of Earnings to Combined Fixed Charges and
                Preferred Dividends

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s
                Annual Report on Form 10-K for the year ended December 31, 1997)

23.1            Consent of Independent Public Accountants (filed herewith)


----------

*       Indicates management contract or compensatory plan or arrangement.

**      Previously filed.